Form 10QSB
period 2000-06-30
CLEMMY TECHNOLOGIES CORP
filed 2000-09-25
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

                         FORM 10-QSB

       [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    CLEMMY TECHNOLOGIES CORP.
   (Exact name of registrant as it appears in its charter)

                            0-31005
                    (Commission File Number)

         NEVADA                            88-0421219
(State or jurisdiction of             (I.R.S. Employer
Incorporation or organization)         Indentification No.)

                      Las Vegas Commerce Center
                 1350 E. Flamingo Road, Suite 688
                     Las Vegas, Nevada 89119
               (Address of Principal Executive Office)

                            (702) 873-7404
         Registrant's telephone number, including area code

Securities registered pursuant to Section 12 (b) of the Act:
None

Securities registered pursuant to Section 12 (b) of the Act:
Class A Common Stock $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.       Yes  X         No

At the end of the quarter ending June 30, 2000 there were 247,000 issued and outstanding shares of the registrants common stock.

There is no active market for the registrant's securities.

                  PART I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

See attached Exhibit 1

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATION.

Results of Operations

The Company has had no operations during this quarter.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

None

Item 2.   Changes in Securities

None

Item 3.   Default Upon Senior Securities

None

Item 4.   Submission of matters To a Vote of Security Holders

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.

Audited Financial Statements as of June 30, 2000.
























                    CLEMMY TECHNOLOGIES CORP.

                 (A DEVELOPMENT STAGE COMPANY)

                      FINANCIAL STATEMENTS

                JUNE 30, 2000, AND JUNE 30, 1999

                        TABLE OF CONTENTS


                                                         Page

        INDEPENDENT ACCOUNTANT'S REPORT ............       1

        FINANCIAL STATEMENT

              Balance Sheets........................       2

              Statements of Operations and Deficit
              Accumulated During the Development
              Stage.................................       3


              Statement of Changes in Stockholders..       4


              Statements of Cash Flows..............       5


              Notes to the Financial Statements.....       6

                       INDEPENDENT ACCOUNTANT'S REPORT



To the Board of Directors and Stockholders of CLEMMY TECHNOLOGIES CORP.
Las Vegas, Nevada


     I have audited the accompanying balance sheets of Clemmy Technologies Corp., (a development stage company) as of June 30, 2000, and June 30, 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the period from December 31, 1998, (date of inception) to June 30, 2000. These statements are the responsibility of Clemmy Technologies Corp.'s management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the accompanying financial statements present fairly, in all material respects, the financial position of CLEMMY TECHNOLOGIES CORP. as of June 30, 2000, and June 30, 1999, and the results of operations, cash flows, and changes in stockholders' equity for the periods then ended, as well as the cumulative period from December 31, 1998, in conformity with generally accepted accounting principles.


David Coffey, C.P.A.
Las Vegas, Nevada
August 8, 2000

                      CLEMMY TECHNOLOGIES CORP.
                  (A DEVELOPMENT STAGE COMPANY)
                          BALANCE SHEETS

                               June 30, 2000       June 30, 1999
                               -------------       -------------

ASSETS
    Cash                       $       124         $      41
                               -----------         ---------
        Total Assets           $       124         $      41
                               ===========         =========

LIABILITIES & STOCKHOLDERS' EQUITY

    Accounts payable           $     3,400         $     400
                               -----------         ---------
          Total Liabilities          3,400               400

Stockholders' Equity
  Common stock, authorized
  50,000,000 shares at $.001
  par value, issued and
  outstanding 247,000 shares
  and 200,000 shares,
  respectively                         247               200
  Additional paid-in capital        25,603             3,650
  Deficit accumulated during
  the development stage            (29,126)           (4,209)
                               ------------        ----------
    Total Stockholders' Equity      (3,276)             (359)

    Total Liabilities and
    Stockholders' Equity       $       124                41
                               ===========         ==========

                The accompanying notes are an integral part of
                        these financial statements.

                      CLEMMY TECHNOLOGIES CORP.
                    (A DEVELOPMENT STAGE COMPANY)
                STATEMENTS OF OPERATIONS AND DEFICIT
              ACCUMULATED DURING THE DEVELOPMENT STAGE
              (With Cumulative Figures From Inception)


                                                            From Inception,
                         Jan. 1, 2000,   Jan 1, 1999, to    Dec. 31, 1998, to
                         June 30, 2000   June 30, 1999      Mar. 31, 2000
                         ----------------------------------------------------
Income                    $         0     $         0        $         0

  Expenses
  Organizational expense            0               0                400
  Consulting                        0               0             20,900
  Professional fees             2,000               0              4,000
  Office & Administration           0           3,750              3,750
  Office expenses                   0              59                 76
                          -----------     -----------        -----------
Total expenses                  2,000           3,809             29,126

Net loss                      ( 2,000)         (3,809)           (29,126)
                                                              ===========
  Retained earnings,
  beginning of period         (27,126)           (400)
                            ----------    ------------

  Deficit accumulated during
  the development stages      (29,126)    $     (4,209)
                            ==========    =============

  Earnings (loss) per share
    assuming dilution:
  Net loss                 $    (0.01)    $      (0.02)     $     (0.14)
                           ===========     ============      ===========

  Weighted average shares
  outstanding                 247,000          166,667          210,947
                           ===========     ============      ===========



                The accompanying notes are an integral part of
                       these financial statements.

                       CLEMMY TECHNOLOGIES CORP.
                     (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE PERIOD FROM DECEMBER 31, 1998
                (Date of Inception) TO JUNE 30, 2000

                               Common Stock        Additional       Total
                            Shares      Amount     Paid-In
                                                   Capital
                            ------------------     ----------       --------
Issuance of common stock
for cash Dec., 1998         100,000     $    100    $       0      $    100

Less net loss                     0            0            0          (400)
                            -------      -------     --------       --------
Balance, Dec. 31, 1998      100,000          100            0          (300)

Issuance of common stock
for cash March, 1999        100,000          100        9,900        10,000

Less offering costs               0            0       (7,750)       (7,750)

Issuance of common stock
for cash Aug., 2000          42,000           42       20,958        21,000

Issuance of common stock
for cash Sept., 2000          3,000            3        1,497         1,500

Issuance of common stock
for cash Nov., 2000           2,000            2          998          1,000

Less offering costs               0            0            0        (26,726)
                           --------     --------    ---------      ----------
Balance, Dec. 31, 1999      247,000          247       26,603         (1,276)

Less net loss                     0            0            0        ( 2,000)
                            --------    --------     --------       ---------
Balance, June 30, 200       247,000    $     247     $ 25,603       $ (3,276)
                            ========    ========     ========        ========

             The accompanying notes are an intregal part of
                         these financial statements

                         CLEMMY TECHNOLOGIES CORP.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS
                 (With Cumulative Figures From Inception)

                                                            From Inception,
                        Jan. 1, 2000, to  Jan. 1, 1999, to  Dec. 31, 1998, to
                        June 30, 2000     June 30, 1999     June 30, 2000
                        -----------------------------------------------------
CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES
Net Loss                 $  ( 2,000)        $    (3,779)      $    (29,126)
Non-cash items included
  in net loss                     0                   0                  0
Adjustments to reconcile
  net loss to cash used
  by operating activity
Accounts payable            ( 2,000)                  0              3,400
                           --------          ----------        -----------
   NET CASH PROVIDED BY
   OPERATING ACTIVITIES           0             ( 3,779)           (25,726)

CASH FLOWS USED BY
INVESTING ACTIVITIES               0                  0                  0
                            --------         ----------        -----------
    NET CASH USED BY
    INVESTING ACTIVITIES           0                  0                  0

CASH FLOWS FROM FINANCING
ACTIVITIES
  Sale of common stock             0                100                247
  Paid-in capital                  0              9,900             33,353
  Less offering costs              0             (6,250)           ( 7,750)
                            --------          ----------        -----------
    NET CASH PROVIDED BY
    FINANCING ACTIVITIES           0              3,750             28,850
                            --------          ----------        -----------
    NET INCREASE IN CASH           0                (29)        $      124
                                                                ==========
CASH AT BEGINNING OF PERIOD      124                100
                            --------         ----------

CASH AT END OF PERIOD      $     124          $      71
                            ========          =========

                The accompanying notes are an integral part of
                         these financial statements

                        CLEMMY TECHNOLOGIES CORP.
                     (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO THE FINANCIAL STATEMENTS
                  JUNE 30, 2000, AND JUNE 30, 1999

NOTE A      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The Company was incorporated on December 31, 1998, under the laws of the State of Nevada. The business purpose of the Company is to develop hardware that will revolutionize the computer software industry.

     The Company will adopt accounting policies and procedures based upon the nature of future transactions.

NOTE B      OFFERING COSTS

     Offering costs are reported as a reduction in the amount of paid-in capital received for sale of the shares.

NOTE C      EARNINGS (LOSS) PER SHARE

     Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

NOTE D      STOCK OFFERINGS

     In March of 1999, the Company completed the sale of 100,000 shares of its common stock at $.10 per share for $10,000. The proceeds were to be used for hardware development and for working capital. In August of 1999, the Company sold 42,000 shares of its common stock at $.50 per share for a total of $21,000. The proceeds were to be used for hardware development. In September of 1999, the Company sold 3,000 shares of its common stock at $.50 per share for a total of $1,500. The proceeds were to be used for working capital. In November of 1999, the Company sold 2,000 shares of its common stock at $.50 per share for a total of $1,000. The proceeds were to be used for working capital.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Clemmy Technologies Corp.


By: /s/ Hans Schmidt
        Hans Schmidt, President