Form 10QSB
period 2000-12-31
CLEMMY TECHNOLOGIES CORP
filed 2001-07-26
CIK 1080934

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




                     5575 Palmyra Ave.
                     Las Vegas, Nevada 89146
               (Address of Principal Executive Office)

                            (702) 363-4331
         Registrant's telephone number, including area code

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

At the end of the quarter ending March 31, 2001 there were 247,000 issued and outstanding shares of the registrants common stock.

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

None

Item 5.   Other Information.

None

Item 6.   Exhibits and Reports.


Financial Statements as of March 31, 2001.

CLEMMY TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET



                                 March 31, 2001                December 31, 2000

ASSETS


Cash                                     $    124                $   124

            Total Assets                 $    124                $   124

LIABILITIES & STOCKHOLDERS' EQUITY

Accounts Payable                         $   3,400            $     3,400

              Total Liabilities          $   3,400            $     3,400

Stockholders' Equity
      Common stock, authorized 50,000,000
      Shares at $.001 par value, issued and
      Outstanding 247,000 shares and 200,000
      Shares, respectively                     247                    247
      Additional paid-in capital            25,603                 25,603
      Deficit accumulated during the
      Development Stage                    (29,126)               (29,126)

      Total Stockholder's Equity          $(3,276)               $(3,276)
      Total Liabilities and
      Stockholder's Equity                   $124                  $124

                         Unaudited - For Management Purposes Only

CLEMMY TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND DEFICIT
ACCUMULATION DURING THE DEVELOPMENT STAGE



                              Jan.  1, 2001 to        Oct. 1,  2000 to
                              Mar. 31, 2001           Dec. 31, 2000

Income                           $  0                    $  0

Expense
      Organizational Expense        0                       0
      Consulting                    0                       0
      Office and Administration     0                       0
      Professional Fees             0                       0
      Office expense                0                       0

                                    0                       0

        Net Loss                    0                       0

      Retained earnings,
      Beginning of period        (27,126)              (27,126)

      Deficit accumulated during
      The development stage     $(29,126)              $(29,126)


                Unaudited - or Management Purposes Only

CLEMMY TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD FROM DECEMBER 1998, (Date of Inception) TO
SEPTEMBER 30, 2000

                              Common Stock        Additional       Total
                           Shares       Amount    Paid-In          Capital

Balance, December 31, 1998

Issuance of common stock for cash
March, 1998               100,000         100           0             100

Less net loss                  0            0           0            (400)

Balance, December, 1998    100,000         100          0            (300)

Issuance of common stock for cash
March, 1999	            100,000        100        9,900          10,000

Less offering costs             0           0        (7,750)         (7,750)

Issuance of common stock for cash
August, 1999                 42,000         42        20,958          21,000

Issuance of common stock for cash
September, 1999               3,000          3         1,497           1,500

Issuance of common stock for cash
November, 1999                2,000          2           998            1,000

Less Net loss                     0          0             0          (26,726)

Balance December 31, 1999   247,000        247         25,603          (1,276)

Less net loss                     0          0             0           (2,000)

Balance, March 31, 2001      247,000       247         25,603          (3,276)


CLEMMY TECHNOLOGIES CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS



                                     March 31, 2001     December 31, 2000

CASH FLOWS PROVIDED BY
OPERATING ACTIVITIES


Net Loss                                $  0                     $  (2,000)
Non-cash items included in net loss        0                             0
Adjustments to reconcile net loss to
cash used by operating activity
Accounts payable                           0                         2,000

         NET CASH PROVIDED BY
         INVESTING ACTIVITIES              0                             0

CASH FLOWS FROM FINANCING
ACTIVITIES                                 0                             0

         NET CASH USED BY
         INVESTING ACTIVITIES              0                             0

CASH FLOWS FROM FINANCING
ACTIVITIES
      Sale of common stock                 0                            0
      Paid-in-capital                      0                            0
      Less offering costs                  0                            0

      NET CASH PROVIDED BY
      FINANCING ACTIVITIES                 0                            0

      NET INCREASE IN CASH                 0                            0

      CASH AT BEGINNING OF PERIOD        124                          124

      CASH AT END OF PERIOD        $     124                    $     124

                     Unaudited - For Manangement Purposes Only

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

NOTE C      EARNINGS (LOSS) PER SHARE

      Basic EPS is determined using net income divided by the weighted average shares outstanding during this period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible securities or warrants, basic and diluted EPS are the same.

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


By: /s/ J.E. Dhonau
        J.E. Dhonau, President