Form 10KSB
period 2000-12-31
CLEMMY TECHNOLOGIES CORP
filed 2001-07-26
CIK 1080934

                            SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                    FORM 10-KSB
         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
For the year ended December 31, 2000.

Commission File Number 0-31005

                            CLEMMY TECHNOLOGIES CORP
            (Exact name of registrant as specified in its charter)

Nevada                                           88-0421219
(State of organization)            (I.R.S. Employer Identification No.)

5575 Palmyra Ave. Las Vegas, NV 89146
(Address of principal executive offices)

Registrant's telephone number, including area code: (702) 363-4331 Registrant' Attorney: Dvorak & Associates, Ltd.
                       3360 W. Sahara, Suite 230
                       Las Vegas, NV  89102
                       Tele: 702-794-4992
                       Fax:  702-932-5214

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.001 par value per share
Check whether the issuer (1) filed all reports required to be file by
Section 13 or 15(d) of the Exchange Act during the past 12 months and
(2) has been subject to such filing requirements for the past 90 days.
YES  (x)
Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
PART III of this Form 10-KSB or any amendments to this Form 10-KSB. [] Issuer's Revenue during the year ended December 31, 2000: $0


PART I
ITEM 1.  DESCRIPTION OF BUSINESS

General

     Clemmy Technologies Corp., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December
31,1998. The Company has no subsidiaries and no affiliated companies.

     The Company is a development stage company that does not currently have any contracts and, therefore, does not have revenues from operations for the last two fiscal years.

Business of Issuer

The Company plans to develop computer software. The Company's products are intended to be: programs and utilities that will make computers easier to use. The Company intends to lease a suitable office/warehouse and computer facility.

The Company anticipates being able to acquire orders through utilizing attainable contacts within the computer software industry. The Company intends to generate revenue in the future by being listed in the yellow pages, placing advertisements in various computer magazines and by developing it's web site for Internet orders and inquiries. At this time, the Company does not have any principal business contacts.

The computer industry is a very competitive industry. Competition in the industry is primarily focused on quality, price, technical specifications and both customer service and technical support. In order for the Company to be competitive in these marketplaces, the Company must effectively maintain and promote the quality of its services and its products among consumers and establish strong marketing relationships with distributors of the products. While the Company believes that it will compete effectively, the Company competes with a number of manufacturers and marketers of computer software which have substantially greater resources than the Company and many of which have well-recognized brand name contracts and broader and more established distribution networks. The Company anticipates being able to utilize its smaller size to attract those seeking more personalized service support and to maintain its ability to adapt with technological changes over the Internet and in the Market place. Further, the Company expects to utilize the Internet to further attract customers via search engines upon designing and completing of the web page.


Planned Business

The Company plans to market and promote its computer software products starting in Nevada. Since society is interested in computers and computers are at an all time high and growing, our presence on the Internet, along with increased information on the Internet should result in the development of a vastly improved computer software industry.

Website and E-Commerce

The Company is in the early design stages of a Website at this point no web addresses or names have been reserved or registered.

Marketing

The Company intends to develop computer software that will make using computers easier. The Company intends to hire a marketing team and for the prospects of e-commerce to implement the Company's marketing objectives. The Company also intends to utilize direct mailing, and e-mail to contact retailers.

The Company's marketing and licensing strategy is to (i) establish and expand the sales of the Company's products; (ii) selectively establish licensed product lines to be marketed,
(iii) expand the number of representatives; and, (iv) acquire or establish relationships with major retailers, businesses, companies, properties or technologies.

The Company will design and develop all of its inventory. To date, no contracts have been executed and the Company does not anticipate entering into any contracts due to lack of funding. Upon funding, letters of credit may be sought.

The Company does not anticipate being dependent on one major or a few major customers. The Company intends to supply to large computer retailers and small businesses as well. However, at this time, the Company does not have any contracts with any such organizations. Also, management of the Company expects that the submitting the web page to various search engines on the Internet will attract customers. However, there is no guarantee that the Company's web-site, when completed, will have a positive impact on the Company's business.

As of the date of this Registration Statement, the Company has three part time (volunteer) employees, neither of whom have entered into an employment arrangement with the Company. The Company has no collective bargaining agreements covering any of its employees, has not experienced any material labor disruption and is unaware of any efforts or plans to organize its employees. The Company considers relations with its employees to be good.


     Presently the Company has no intellectual property rights.

ITEM 2.     DESCRIPTION OF PROPERTY

The Company neither owns nor leases any real property at this time.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2000, no matters were submitted to the shareholders of the Company for their vote.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. The Company is not currently traded.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

     This 10K-SB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks,"

"contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the ability to obtain medical supply contracts and the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements.
In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10K-SB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10-SB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-SB, before making a decision to invest in the common stock of the Company.

     The following is a discussion of the financial condition and results of operations of the Company as of the date of this Registration Statement. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10K-SB and the notice regarding forward-looking statements.

PLAN OF OPERATION

The Company is organizing to develop computer software that will make using computer easier. Additional funding through private placement will be necessary to enable the Company to lease a suitable office/warehouse/computer facility in Las Vegas and to enable the Company to complete its Web Page and to secure contracts with suppliers and users.

The need for computer software increases with the increase in the number of computer users. Management of the Company expects that the increasing number of computer users will positively affect the general demand for computer software.

The Company intends to raise adequate funds from interested local parties to provide adequate working capital of up to $2,250,000 for the next 12 months. This will be used to develop
Internet business, pay professionals and for advertising in the Yellow Pages and all the major computing magazines. The company is not expecting to make a significant change in the number of employees over the next 12 months.

Revenue

The Company has not received revenues from operations during the two-year period preceding the filing of this form. The
Company has not yet achieved any revenue from operations to date.
Since the Company is still in the development stage its expenses were nominal.

Liquidity

     The Company will have to raise additional capital in the next twelve months. As of December 31, 2000, the Company had nominal working capital and results. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions or the Company's ability to obtain Letters of Credit. The Company, under such circumstances, would resort to using cash flow for internal growth.

While the Company has raised capital to meet its working capital and financing needs, additional financing is required in order to complete the planned improvements necessary to the Company's acquisitions. The Company is seeking financing, in the form of equity and debt in order to make the necessary improvements and provide working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has issued shares of its Common Stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

The plan of the Company is to raise more financing as soon as the Company's shares are approved for trading to enable the Company to enter into purchase and supply contracts. An overall budget of $2,250,000 for the first year should achieve the Company's goals. The Company does not anticipate that there will be a need to significantly increase the number of employees over the next twelve months.

Potential Uncertainties

As the Company expects eventually to obtain equipment from overseas manufacturers and such expenditures are generated in foreign currencies, fluctuations in the value of currencies relative to the United States dollar could adversely affect the

Company's profitability. Royalty payments paid by the Company relating to foreign licensing arrangements will be converted to U.S. dollars based on the exchange rate at the time of payment.
NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS
This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.
Corporate Objectives and Strategy

ITEM 7.     FINANCIAL STATEMENTS.

The financial statements and supplemental data required by this item 7 follow the index of financial statements appearing at Item 13 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

NONE

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
            PERSONS.

The names, ages, and respective positions of the directors, officers, and significant employees of Clemmy Technologies, Inc. are set forth below. All these persons have held their positions since 1998.

                   Name                                 Position

              J.E. Dhonau                               President
                                           Secretary and Treasurer

ITEM 10. 	EXECUTIVE COMPENSATION

(a) No officer or director of the Company is receiving any remuneration at this time.
(b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.
 (c) Future remuneration is contemplated when the company has achieved a profit.

ITEM 11.     SECURITY OWNERSHIP OF
             CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this Prospectus, the outstanding Shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group.

Title of       Name of      Amount and Nature of          Percent
Class        Beneficial       Beneficial Owner (2)        of Class
Owner (1)

Common Stock            None

John E. Dhonau, Secretary

Mr. Dhonau has over twenty years of experience in marketing and business. Mr. Dhonau has held positions as president, national marketing director, and regional marketing director in several national marketing organizations. Mr. Dhonau also served as president of World Class Network, which developed tour packages for World Class Network. In October 1995, Mr. Dhonau also founded a cold-rendering manufacturing firm servicing the agricultural organic fertilizer and feed industry, raising $2.5 million. This business allows the conversion of blood and animal parts to be converted to feed cattle and chicken.
In October 1998, Mr. Dhonau was appointed President of a creative Internet e-commerce solution leading the way into the development and marketing of retail products over the World Wide Web.

Mr. Dhonau has attended the University of Cincinnati with an emphasis in accounting and marketing. In 1984, Mr. Dhonau received the Charlie Hustle Award from Ashland Oil Company for the largest contribution to the growth of the company.
(1) None of the Officers, Directors or existing shareholders do not have the right to acquire any amount of the Shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest.

ITEM 13.     FINANCIAL EXHIBITS
                                                                 PAGE
INDEPENDENT AUDITOR'S REPORT                                        1

FINANCIAL STATEMENTS                                                2

             BALANCE SHEETS                                         2

             STATEMENTS OF OPERATIONS                               3

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY           4

             STATEMENT OF CASH FLOWS                                5

             NOTES TO FINANCIAL STATEMENTS                          6

KURT D. SALIGER, C.P.A.
CERTIFIED PUBLIC ACCOUNTANT
INDEPENDENT AUDITOR'S REPORT

Board of Directors
Clemmy Technologies Corp.
Las Vegas, NV 89102

I have audited the accompanying balance sheets of Clemmy Technologies Corp. (a development stage company), as of December 31, 2000 and the related statements of operations, stockholders equity and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.
I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.
In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position Clemmy Technologies Corp. at December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Kurt D. Saliger C.P.A.
July 20, 2001

CLEMMY TECHNOLOGIES CORP.
(A Development Stage Company)
BALANCE SHEET
December 31,
2000


ASSETS
CURRENT ASSETS
    Cash                                                  $124

    TOTAL CURRENT ASSETS                                  $124

OTHER ASSETS                                                $0

    TOTAL ASSETS                                          $124

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts Payable                                    $3,400

                       TOTAL CURRENT LIABILITIES        $3,400

LONG-TERM DEBT                                              $0

STOCKHOLDERS' EQUITY
Common Stock, $.001 per value
Authorized 50,000,000 shares issued
And outstanding at December 31, 2000
        247,000 shares                                    $247

Additional Paid In Capital                             $25,603

Deficit Accumulated During Development Stage          ($29,126)

TOTAL STOCKHOLDER' EQUITY                             ($3,276)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY           $124
See accompanying notes to financial statements.


CLEMMY TECHNOLOGIES CORP.
(A  Development Stage Company)
STATEMENTS OF OPERATIONS


                                    Jan 1, 2000 to         Dec.31, 1998
                                    Dec. 31, 2000          (inception)
                                                           To Dec. 31,
                                                               2000
INCOME

Revenue                                $0                     $0
EXPENSES
General and
           Administrative           $2,000                $29,126

TOTAL EXPENSES                      $2,000                $29,126

NET PROFIT (LOSS)                  ($2,000)             ($29,126)

NET PROFIT (LOSS)                 ($0.0081)             ($0.1179)

AVERAGE NUMBER OF
SHARES OF COMMON
STOCK OUTSTANDING                  247,000                247,000


               See accompanying notes to financial statements.


CLEMMY TECHNOLOGIES CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
December 31, 2000


                            Common Stock               (Deficit)
                                                      Accumulated
                  Number              Additional         During
                    Of                 Paid In        Development
              Shares   Amount          Capital            Stage


October 8, 1997
(inception) issued
for cash     100,000    $100              $0                 $0
Net (loss) period
December 31, 1998
(inception) to
December 31, 1998                                           (400)

Balance December
31, 1998     100,000    $100              $0                ($400)

March 10, 1999
Issued for cash
             100,000    $100            $2,150

August & September
& November 1999issued for cash
              47,000     $47           $23,453

Net (loss) year ended
December 31, 1999                                         ($26,726)

Balance December
31, 1999

             247,000    $247            $25,603            ($27,126)

Net (loss) year ended
December 31, 2000                                           ($2,000)

Balance December
31, 2000     247,000    $247            $25,603             (29,126)


                See accompanying notes to financial statements.

CLEMMY TECHNOLOGIES CORP.
(A Development Stage Company)
STATEMENT OF CASH FLOWS


                                             Jan. 1,          Dec. 31, 1998
                                             2000 to         (inception) to
                                          Dec. 31, 2000       Dec. 31, 2000


CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)                                   ($2,000)           ($29,126)
Adjustment to reconcile net
(loss) to net cash provided
by operating activities:
Increase accounts payable                      $2,000             $3,400
Net cash provided
        By operations                            $0              ($25,850)

CASH FLOW FROM INVESTING ACTIVITIES              $0                 $0

CASH FLOWS FROM FINANCING ACTIVITIES
           Issue common stock                    $0              $25,850

           Net increase in cash                  $0                  $0

           Cash, Beginning of Period            $124                 $0

           Cash, Ending of Period              $124                $124


                 See accompanying notes to financial statements.

CLEMMY TECHNOLOGIES CORP.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2000


NOTE 1 - ORGANIZATION AND ACCOUNTING POLICIES

The Company was incorporated December 31, 1998, under the laws of the State of Nevada. The Company was organized to engage in any lawful activity. The Company has no operations and, in accordance with SFAS #7, is considered a development stage company.
The Company has not determined its accounting policies and procedures, except as follows:
The Company uses the accrual method of accounting.
Earnings per share is computed using the weighted average number of shares of common stock outstanding.
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

NOTE 2     ISSUANCE OF COMMON STOCK

The Company issued 247,000 shares of common stock for cash of $25,850 on December 31, 1998, and various 1999 dates.

NOTE 3     GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

NOTE 4 - WARRENTS AND OPTIONS

There are no warrants or options outstanding to acquire any additional shares of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.
CLEMMY TECHNOLOGIES INC.
                                      By:____________________
                                        J. E. Dhonau
                                        President.

Exhibit List