Form 10QSB
period 2002-09-30
CLEMMY TECHNOLOGIES CORP
filed 2005-06-03
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to _____

                    For the quarter ended September 30, 2002


                        Commission File Number 000-31005


                            Clemmy Technologies Corp.
            (Exact Name of Small Business Issuer as specified in its
                                    Charter)


          Nevada                              88-0421219
          ------                              ----------
(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)          Identification Number)


                    9750 Peace Way #2090 Las Vegas, NV 89147
               (Address of principal executive offices) (Zip Code)
                             The official office is

                                 (505) 421 2421
                           (Issuer's telephone number)


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes     No  X

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value                     600,000
-----------------------------                     -------
(Title of Class)                  (Number of Shares Outstanding
                                         at May 31, 2005)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                              Financial Statements
                        Quarter Ended September 30, 2002
                                   (UNAUDITED)



The financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. However, in the opinion of management, all adjustments (which include only normal recurring accruals) necessary to present fairly the financial position and results of operations for the periods presented have been made. These financial statements should be read in conjunction with the accompanying notes, and with the historical financial information of the Company.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2002
                                   (UNAUDITED)



ASSETS

CURRENT ASSETS
     Cash                                                                                  $                      -
                                                                                          -------------------------

TOTAL ASSETS                                                                               $                      -
                                                                                          =========================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES                                                                                $                      -

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3)
     Common stock; $.001 par value, 50,000,000 shares
          authorized, 247,000 shares issued and outstanding                                                     247
     Capital in excess of par value                                                                          25,603
     Deficit accumulated during the development stage                                                       (25,850)
                                                                                          -------------------------

          Total stockholders' equity (deficit)                                                                    -
                                                                                          -------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $                     -
                                                                                          =========================

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                           Cumulative
                                                                                                         from Inception,
                                          For the Three Months Ended      For the Nine Months Ended      December 31, 1998,
                                                September 30,                   September 30,            to September 30,
                                             2002            2001            2002            2001            2002
                                       --------------   --------------  -------------   --------------  -------------------
REVENUES                               $            -   $            -  $           -   $            -  $                 -

EXPENSES
     General and administrative                     -                -              -                -               29,126
                                       --------------   --------------  -------------   --------------  -------------------

             Total expenses                         -                -              -                -               29,126
                                       --------------   --------------  -------------   --------------  -------------------

NET LOSS FROM OPERATIONS                            -                -              -                -              (29,126)

OTHER INCOME (EXPENSE)
     Forgiveness of debt                            -                -              -            3,276                3,276
                                       --------------   --------------  -------------   --------------  -------------------

TOTAL OTHER INCOME (EXPENSE)                        -                -              -            3.276                3,276

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                      -                -              -                -              (25,850)
     Provision for income taxes                     -                -              -                -                    -
                                       --------------   --------------  -------------   --------------  -------------------

NET INCOME (LOSS)                      $            -   $            -  $           -   $        3,276  $           (25,850)
                                       ==============   ==============  =============   ==============  ===================

INCOME (LOSS) PER SHARE                $        (0.00)  $       (0.00)  $       (0.00)  $        0.01
                                       ==============   ==============  =============   ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          247,000          247,000        247,000          247,000
                                       ==============   ==============  =============   ==============


                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Cumulative
                                                                                           from Inception,
                                                          For the Nine Months Ended        December 31, 1998
                                                                September 30,              to September 30,
                                                            2002             2001                 2002
                                                      --------------    --------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                $            -    $        3,276     $          (25,850)

Adjustments to reconcile net income (loss) to
  cash used in operating activities:
   Offering costs charged to capital in excess of par              -                 -                 (7,750)

   Changes in operating assets and liabilities:
          Decrease in accounts payable                             -            (3,276)                     -
                                                      --------------    --------------     ------------------

NET USED IN OPERATING ACTIVITIES                                   -                 -                (33,600)

CASH FLOWS FROM INVESTING ACTIVITIES                               -                 -                      -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                      -                 -                 33,600
                                                      --------------    --------------     ------------------

            Cash provided by financing activities                  -                 -                 33,600
                                                      --------------    --------------     ------------------

NET CHANGE IN CASH                                                 -                 -                      -

CASH AT THE BEGINNING OF THE PERIOD                                -                 -                      -
                                                      --------------    --------------     ------------------

CASH AT THE END OF THE PERIOD                         $            -    $            -     $                -
                                                      ==============    ==============     ==================

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                        Quarter Ended September 30, 2002
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements include the accounts of Clemmy Technologies Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2000 and for the period from December 31, 1998 (inception) through December 31, 2000, included in Form 10-KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended September 30, 2002 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2002.

Note   1 - Organization

CLEMMY TECHNOLOGIES CORP. (the Company) was organized under the laws of the State of Nevada on December 31, 1998 and has elected a fiscal year end of December 31. The Company intends to engage in the business of developing computer software programs and utilities that increase the ease of computer usage. The Company is considered a development stage company as defined in SFAS No. 7. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Note   2 - Summary of Significant Accounting Policies

Net earnings per share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income taxes - In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the quarter ended September 30, 2002 and since inception, December 31, 1998, the Company did not have non-cash investing activities.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - The Company plans to recognize revenues at the time its products are sold or when other services are rendered. The Company has not recognized any revenues from operations since inception, December 31, 1998.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                        Quarter Ended September 30, 2002
                                   (UNAUDITED)


Note   3 - Common Stock Transactions

Upon inception, December 31, 1998, the Company issued 100,000 shares of its common stock at par value $0.001 for total cash of $100.

In March 1999, the Company issued 100,000 shares of its common stock at $0.10 per share for $10,000 in cash. Offering costs of $7,750 were offset against capital paid in excess of par.

During August, September, and November of 1999, the Company issued a total of 47,000 shares of its common stock at $0.50 per share for $23,500 in cash.

Total shares issued and outstanding at September 30, 2002 were 247,000. No shares were issued during the quarter ended September 30, 2002.

Note   4 - Related Party Transactions

The sole officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities Exchange Commission have also been assumed by the officer. No compensation has been paid or accrued to the officer since the Company's inception.

Note   5 - Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. The Company intends to actively pursue a business relationship with a qualified merger or acquisition candidate. Costs incurred on these efforts will continue to be paid by the officer of the Company. The inability to generate revenues could require additional financing, which would be sought through bank borrowings, or equity or debt financing. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan. Management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special note regarding forward-looking statements

This periodic report contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities for existing products, plans and objectives of management. Statements in this periodic report that are not historical facts are hereby identified as 'forward-looking statements.'

General

Clemmy Technologies Corp., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December 31,1998. The Company has no subsidiaries and no affiliated companies.

The Company is a development stage company that does not currently have any contracts and, therefore, does not have revenues from operations for the last two fiscal years.

Plan of Operations

The Company is organized to develop computer software that will make using computer easier. Additional funding through private placement will be necessary to enable the Company to lease a suitable office/warehouse/computer facility in Las Vegas and to enable the Company to complete its Web Page and to secure contracts with suppliers and users.

The need for computer software increases with the increase in the number of computer users. Management of the Company expects that the increasing number of computer users will positively affect the general demand for computer software.

The Company intends to raise adequate funds through debt or equity financing to provide adequate working capital for the next 12 months. This will be used to develop Internet business, pay professionals and for advertising in theYellow Pages and all the major computing magazines. The company is not expecting to make a significant change in the number of employees over the next 12 months.

Revenue

The Company did not receive revenues from operations during the two-year period preceding the filing of this Form 10-QSB. The Company has not yet achieved any revenue from operations to date. Since the Company is still in the development stage its expenses were nominal and paid for by the Company's president/director.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of September 30, 2002, the Company had no working capital. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions or the Company's ability to obtain Letters of Credit.

The Company is seeking additional financing in the form of equity and debt in order to make the necessary improvements and provide working capital to enter into purchase and supply contracts. There are no assurances the Company will be successful in raising the funds required. The Company has issued shares of its common stock from time to time in the past to satisfy certain obligations and expects in the future to also acquire certain services, satisfy indebtedness and/or make acquisitions utilizing authorized shares of the capital stock of the Company. If operations and cash flow can be improved through these efforts, management believes that the Company's liquidity problems will be resolved and that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations.

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

As funding becomes available the Company expects to engage the services of consultants to assist in establishing a priority list and protocol to set goals for developing products. This will include investigating products already in the market and looking to establishing needed products and establishing markets for them.

No purchases or sales of significant equipment are expected in the next 12 month period.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of the Company's Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-QSB, Michael Kauffman (the Company's president/director) has evaluated the effectiveness of the Company's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls, or other factors, that could significantly affect the Company's controls. No deficiencies or material weaknesses were found that would require corrective action.

PART II

ITEM 1.     LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of the Company's common stock during the quarter ended September 30, 2002.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2002, no matters were submitted to the shareholders of the Company for their vote.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorize person.

Date:    May 31, 2005

Clemmy Technologies Corp.

/s/  Michael Kauffman
------------------------------------
By: Michael Kauffman, President/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                           Capacity                       Date

/s/Michael Kauffman               President/Director              May 31, 2005
--------------------
Michael Kauffman

EXHIBIT 31.1

I, Michael Kauffman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Clemmy Technologies Corp.

2. Based on my knowledge, the quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and,

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 31, 2005
/s/ Michael Kauffman
-------------------------
Michael Kauffman,  President/Director

Exhibit 32.1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
In connection with the Quarterly Report of Clemmy Technologies Corp.. (the "Company") on Form 10- QSB for the quarter ending September 30, 2002 (the "Report"), I, Michael Kauffman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
         1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and 2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/ Michael Kauffman
-------------------------
Michael Kauffman, President and Director
May 31, 2005