Form 10KSB
period 2002-12-31
CLEMMY TECHNOLOGIES CORP
filed 2005-06-03
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ____ to _____

                      For the year ended December 31, 2002


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

ITEM 1.  DESCRIPTION OF BUSINESS

General

Clemmy Technologies Corp., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December 31,1998. The Company has no subsidiaries and no affiliated companies. The Company is a development stage company that does not currently have any contracts and, therefore, has not received or earned any revenues from operations since inception.

Business of Issuer

The Company plans to develop computer software. The Company's products are intended to be programs and utilities that will make computers easier to use. The Company intends to lease a suitable office/warehouse and computer facility.

The Company anticipates being able to acquire orders through utilizing attainable contacts within the computer software industry. The Company intends to generate revenue in the future by being listed in the yellow pages, placing advertisements in various computer magazines and by developing its web site for Internet orders and inquiries. At this time, the Company does not have any principal business contacts.

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

Planned Business

The Company plans to market and promote its computer software products starting in Nevada. Since society is interested in computers and computer use is at an all time high and growing, our presence on the Internet, along with increased information on the Internet, should result in the development of a vastly improved computer software industry.

Marketing

The Company intends to develop computer software that will make using computers easier. The Company intends to hire a marketing team to implement the Company's marketing objectives. The Company also intends to utilize direct mailing and e-mail to contact retailers.

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

The Company does not anticipate being dependent on one major or a few major customers. The Company intends to supply to large computer retailers and small businesses as well. However, at this time, the Company does not have any contracts with any such organizations. Also, management of the Company expects that submitting its web page to various search engines on the Internet will attract customers. However, there is no guarantee that the Company's web-site, when completed, will have a positive impact on the Company's business.

The Company does not presently have any paid employees. Employees will be hired as progress on developing the Company's business plan moves forward.

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

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2002, no matters were submitted to the shareholders of the Company for their vote.

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There currently is not a public trading market for the Company's securities. As of May 31, 2005, there were 8 shareholders and 600,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the ability to obtain contracts and the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur. The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10- KSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in the common stock of the Company.

The following is a discussion of the financial condition and results of operations of the Company as of and for the year ended December 31, 2002. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.

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

Revenue

The Company has not received revenues from operations during the two-year period preceding the filing of this Form 10-KSB. The Company has not yet achieved any revenue from operations to date. Since the Company is still in the development stage its expenses were nominal and paid for by the Company's president/director.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2002, the Company had no working capital. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions, and this may affect the Company's ability to obtain Letters of Credit.

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

As funding becomes available the Company expects to engage the services of consultants to assist in establishing a priority list and protocol to set goals for developing products. This will include investigating products already in the market and looking to establishing products which are needed and establishing markets for them.

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

ITEM 7.     FINANCIAL STATEMENTS.




















                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED DECEMBER 31, 2002

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              Financial Statements

                      For the Year Ended December 31, 2002




Contents                                                              Page


Report of Independent Registered Public Accounting Firm                 8

Financial Statements

Balance Sheets                                                          9

Statements of Operations                                               10

Statements of Changes in Stockholders' Equity (Deficit)                11

Statements of Cash Flows                                               12

Notes to Financial Statements                                       13-14

            Report of Independent Registered Public Accounting Firm


To the Board of Directors CLEMMY TECHNOLOGIES CORP.

We have audited the balance sheet of CLEMMY TECHNOLOGIES CORP. (a development stage company) (the Company) as of December 31, 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2000 and for the period of December 31, 1998 through December 31, 2000 were audited by another auditor, whose report, dated July 20, 2001, expressed an unqualified opinion with a going concern paragraph on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLEMMY TECHNOLOGIES CORP. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has suffered net losses since inception and is still considered a development stage company, as it has not yet obtained revenues from its planned principle operations. These factors raise substantial doubt about the Company's ability to meet its obligations and to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Sullivan & Company
Kaysville, Utah
March 8, 2005

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                             As of December 31,
                                                                        2002             2001
                                                                   --------------    ---------------
                                                                                       (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash                                                          $            -    $             -
                                                                   --------------    ---------------

OTAL ASSETS                                                        $            -    $             -
                                                                   ==============    ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $            -    $             -

STOCKHOLDERS' EQUITY (NOTE 3)
     Common stock; $.001 par value, 50,000,000 shares
          authorized, 247,000 shares issued and outstanding                   247               247
     Capital in excess of par value                                        25,603            25,603
     Deficit accumulated during the development stage                     (25,850)          (25,850)
                                                                   --------------    --------------

          Total stockholders' equity                                            -                 -
                                                                   --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $            -    $           -
                                                                   ==============    ==============













          The accompanying notes are an integral part of the financial statements.

                           CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                              Cumulative
                                                                           from Inception,
                                                For the Year Ended         December 31, 1998,
                                                   December 31,            to December 31,
                                              2002             2001               2002
                                        --------------    --------------   ----------------
                                                             (UNAUDITED)       (UNAUDITED)
REVENUES                                $            -    $            -   $              -

EXPENSES
     General and administrative                      -                 -             29,126
                                        --------------    --------------   ----------------

             Total expenses                          -                 -             29,126
                                        --------------    --------------   ----------------

NET LOSS FROM OPERATIONS                             -                 -            (29,126)

OTHER INCOME
     Forgiveness of debt                             -             3,276              3,276
                                        --------------    --------------   ----------------

TOTAL OTHER INCOME                                   -             3,276              3,276

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                       -             3,276            (25,850)
     Provision for income taxes                      -                 -                  -
                                        --------------    --------------   ----------------

NET INCOME (LOSS)                       $            -    $        3,276   $        (25,850)
                                        ==============    ==============   ================

INCOME (LOSS) PER SHARE                 $        (0.00)   $         0.01
                                        ==============    ==============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           247,000           247,000
                                        ==============    ==============








          The accompanying notes are an integral part of the financial statements.

                           CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION, DECEMBER 31, 1998, TO DECEMBER 31, 2002

                                                                                           Deficit
                                                                                         Accumulated
                                                                         Additional      During the         Total
                                                Common Stock               Paid-in       Development     Stockholders'
                                            Shares         Amount          Capital         Stage            Equity
                                        -------------   -------------   -------------   -------------   --------------
Balance, December 31, 1998 (inception)              -   $           -   $           -   $           -   $            -

Shares issued for cash                        100,000             100               -               -              100

Net loss                                            -               -               -            (400)            (400)
                                        -------------   -------------   -------------   -------------   --------------

Balance, December 31, 1998                    100,000             100               -            (400)            (300)

Shares issued for cash                        147,000             147          33,353               -           33,500

Less offering costs                                 -               -          (7,750)              -           (7,750)

Net loss                                            -               -               -         (26,726)         (26,726)
                                        -------------   -------------   -------------   -------------   --------------

Balance, December 31, 1999                    247,000             247          25,603         (27,126)          (1,276)

Net loss                                            -               -               -          (2,000)          (2,000)
                                        -------------   -------------   -------------   -------------   --------------

Balance, December 31, 2000                    247,000             247          25,603         (29,126)          (3,276)

Net income                                          -               -               -           3,276            3,276
                                        -------------   -------------   -------------   -------------   --------------

Balance, December 31, 2001                    247,000             247          25,603         (25,850)               -

Net loss                                            -               -               -               -                -
                                        -------------   -------------   -------------   -------------   --------------

Balance, December 31, 2002                    247,000   $           24  $      25,603   $     (25,850)  $           -
                                        =============   =============   =============   =============   ==============











          The accompanying notes are an integral part of the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                           Cumulative
                                                                                         from Inception,
                                                              For the Year Ended         December 31, 1998
                                                                 December 31,            to December 31,
                                                           2002           2001              2002
                                                      -------------   -------------   -----------------
                                                                       (UNAUDITED)       (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                $           -   $       3,276   $         (25,850)

Adjustments to reconcile net income (loss) to cash used in operating activities:

   Offering costs charged to capital in excess of par             -               -             (7,750)

     Changes in operating assets and liabilities:
          Decrease in accounts payable                            -          (3,276)                  -
                                                      -------------   -------------   -----------------

NET USED IN OPERATING ACTIVITIES                                  -           3,276             (33,600)

CASH FLOWS FROM INVESTING ACTIVITIES                              -               -                   -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                     -               -              33,600
                                                      -------------   -------------   -----------------

            Cash provided by financing activities                 -               -              33,600
                                                      -------------   -------------   -----------------

NET CHANGE IN CASH                                                -               -                   -

CASH AT THE BEGINNING OF THE PERIOD                               -               -                   -
                                                      -------------   -------------   -----------------

CASH AT THE END OF THE PERIOD                         $           -   $           -   $               -
                                                      =============   =============   =================







          The accompanying notes are an integral part of the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          Year Ended December 31, 2002

Note   1 - Organization

CLEMMY TECHNOLOGIES CORP. (the Company) was organized under the laws of the State of Nevada on December 31, 1998 and has elected a fiscal year end of December 31. The Company intends to engage in the business of developing computer software programs and utilities that increase the ease of computer usage. The Company is considered a development stage company as defined in SFAS No. 7. The Company has at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Note   2 - Summary of Significant Accounting Policies

Net earnings per share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented.

Income taxes - In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $26,000, which will begin expiring in the year 2018. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $10,400 and has been completely offset by a valuation allowance. There was a nominal change in the valuation allowance for the periods presented.

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2002 and since inception, December 31, 1998, the Company did not have non-cash investing activities.

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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                          Year Ended December 31, 2002


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

All proceeds received for the issuance of stock were used for product development and working capital.

Note   4 - Related Party Transactions

The sole officer of the Company is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value. Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities and Exchange Commission have also been assumed by the officer. No compensation has been paid or accrued to the officer since the Company's inception.

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

None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of the Company's Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-KSB, Michael Kauffman (the Company's president/director) has evaluated the effectiveness of the Company's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management as appropriate to allow timely decisions regarding required disclosure.

The Company's management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company will have been discovered.

ITEM 8B.  OTHER INFORMATION.

None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

The name, age, and respective positions of the director, officer, and significant employee of Clemmy Technologies, Inc. is set forth below. This person has held his position since October 2002 and is up for re- election as a director on an annual basis.

         Name                           Position

Michael A. Kauffman, Age 59             President, Secretary and Treasurer

Mr. Kauffman has over 30 years experience in professional, business and related work. After serving four years in the US Navy as a radioman/cryptographer aboard a nuclear submarine where he held a top secret/ESI clearance, Mr. Kauffman obtained a B.S. with honors in Business Economics from Purdue University and then went on to receive a Juris Doctor from Loyola University of Chicago. His professional work experience has included positions as an assistant district attorney, assistant attorney general and at a law partnership, all in New Mexico where he is still a member of the bar. Mr. Kauffman has been involved in construction and real estate development and he is a licensed Real Estate Broker in New Mexico. In addition he served for two years as president of a public company trading on the OTCBB.

The board of directors functions as the audit committee given that the Company is not a going concern at this time. An audit committee will be established once funding for the Company is obtained.

ITEM 10.          EXECUTIVE COMPENSATION

        Name                                 Position

Michael A. Kauffman, Age 59             President, Secretary and Treasurer

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this filing, the outstanding Shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the 247,000 outstanding shares of the Company's Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group.

Title of     Name of                         Amount of Shares      Percent
Class        Beneficial Owner               Beneficially Owned     of Class

Common       MPower, Inc. (1)                   197,500               80%
             9750 Peace Way #2090
             Las Vegas, NV 89147

Common       Michael Young                      42,000                17%
             1350 E. Flamingo, Suite 688
             Las Vegas, NV 89119


(1) Michael A. Kauffman (President, Treasurer, and Sole Director of the Company) is the president and treasurer of Mpower, Inc.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

There are no relationships, transactions, or proposed transactions to which the registrant was or is to be a party, in which any of the named persons set forth in Item 404 of Regulation SB had or is to have a direct or indirect material interest. Michael Kauffman (the Company's president/director) has resolved to provide for various minimal expenses incurred by the Company without repayment until such time that a merger candidate is found. These expenses consist of, but are not limited to, office space, accounting, filing requirements, and management services.

ITEM 13           EXHIBITS

List of Exhibits

   3.i  Articles of Incorporation - incorporated by reference

   3.ii By-Laws of Clemmy Technologies Corp.- incorporated by reference

Exhibit 14  Code of Ethics

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. Principal Accountant Fees and Services

During the fiscal year ending December 31, 2002, the Company didn't incur any tax or audit fees, or other costs for related professional services rendered. Fees incurred subsequent to year end for the financial statement reviews of the quarters ended March 31st, June 30th and September 30, 2002 and the December 31, 2002 audit approximate $2,200.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    May 31, 2005

Clemmy Technologies Corp.

/s/ Michael Kauffman
------------------------------------
By: Michael Kauffman, President/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                           Capacity                       Date

/s/ Michael Kauffman              President/Director              May 31, 2005
--------------------
Michael Kauffman

                                   EXHIBIT 14

                  CODE OF ETHICS FOR SENIOR FINANCIAL OFFICERS

This code of ethics for Senior Financial Officers has been adopted by the Board of Directors of Clemmy Technologies Corp. ("the Company") to promote honest and ethical conduct, proper disclosure of financial information in the Company's reports, and compliance with applicable laws, rules and regulations by the Company's senior officers who have financial responsibilities.

Applicability

As used in this code, the term Senior Financial Officer means the Corporation's President/Director.

Principles and Practices

In performing his or her duties, each of the Senior Financial Officers must:


1. Maintain high standards of honest and ethical conduct and avoid any actual or apparent conflict of interest.

2. Report to the Audit Committee of the Board of Directors (or persons performing the equivalent functions) any conflict of interest that may arise and any material transaction or relationship that reasonably could be expected to give rise to a conflict.

3. Provide, or cause to be provided, full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the SEC and other regulatory organizations, State and Federal, and in other public communications.

4. Comply and take all reasonable actions to cause others t comply with applicable government laws, rules, and

5. Promptly report violations to the appropriate committee of the Board of Directors.

6. Senior Financial Officers must also comply with the Code of Ethics and Standards of Conduct applicable to the Company's Directors, officers, and employees generally.

Waiver

Any request for a waiver of any provision of this code must be in writing and addressed to the Audit Committee. Waivers of the Senior Financial Officers code of conduct in registered public companies must be reported on Form 8-K to the Securities and Exchange Commission.

Compliance and Accountability

The Audit Committee will assess compliance with this code, report material violations to the Board of Directors and recommend to the Board appropriate action.

Approved:
/s/ Michael Kauffman          Date:  May 31, 2005
-------------------------
Michael Kauffman
President/Director

                               CERTIFICATION 31.1

I, Michael Kauffman, certify that:

1. I have reviewed this annual report on Form 10-KSB of Clemmy Technologies
Corp.

2. Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and,

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and,

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 31, 2005
/s/  Michael Kauffman
-------------------------
Michael Kauffman,  President/Director

                               CERTIFICATION 32.1
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clemmy Technologies Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2002 (the "Report"), I, Michael Kauffman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     1)   The Report fully complies with the  requirement of Section 13(a) or 15
          (d) of the Securities Exchange Act of 1934; and

     2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/   Michael Kauffman
----------------------
Michael Kauffman, President and Director
May 31, 2005