Form 10QSB
period 2003-06-30
CLEMMY TECHNOLOGIES CORP
filed 2005-06-03
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                       For the quarter ended June 30, 2003


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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                              Financial Statements
                           Quarter Ended June 30, 2003
                                   (UNAUDITED)



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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               As of June 30, 2003
                                   (UNAUDITED)



ASSETS

CURRENT ASSETS
     Cash                                                                                 $                      -
                                                                                         -------------------------

TOTAL ASSETS                                                                              $                      -
                                                                                         =========================


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES                                                                               $                      -

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3)
     Common stock; $.001 par value, 50,000,000 shares
          authorized, 600,000 shares issued and outstanding                                                     600
     Capital in excess of par value                                                                          25,603
     Deficit accumulated during the development stage                                                       (26,203)
                                                                                         --------------------------

          Total stockholders' equity (deficit)                                                                    -
                                                                                         --------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $                      -
                                                                                         ==========================

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                  Cumulative
                                                                                                                from Inception,
                                          For the Three Months Ended          For the Six Months Ended         December 31, 1998,
                                                   June 30,                            June 30,                   to June 30,
                                             2003             2002              2003             2002               2003
                                       ---------------   ---------------   ---------------   ---------------   ---------------
REVENUES                               $             -   $             -   $             -   $             -   $             -

EXPENSES
     General and administrative                    353                 -               353                 -            29,479
                                       ---------------   ---------------   ---------------   ---------------   ---------------

             Total expenses                        353                 -               353                 -            29,479

NET LOSS FROM OPERATIONS                          (353)                -              (353)                -           (29,479)

OTHER INCOME (EXPENSE)
     Forgiveness of debt                             -                 -                 -                 -             3,276
                                       ---------------   ---------------   ---------------   ---------------   ---------------

TOTAL OTHER INCOME (EXPENSE)                         -                 -                 -                 -             3,276

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                       -                 -                 -                 -            (26,203)
     Provision for income taxes                      -                 -                 -                 -                 -
                                       ---------------   ---------------   ---------------   ---------------   ---------------

NET INCOME (LOSS)                       $         (353)  $             -              (353)  $             -   $       (26,203)
                                       ===============   ===============   ===============   ===============   ===============

INCOME (LOSS) PER SHARE                 $        (0.00)  $         (0.00)  $         (0.00)  $         (0.00)
                                       ===============   ===============   ===============   ===============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           270,275           247,000           258,702          247,000
                                       ===============   ===============   ===============   ===============


                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                 Cumulative
                                                                                               from Inception,
                                                          For the Nine Months Ended           December 31, 1998
                                                                   June 30,                      to June 30,
                                                            2003                2002                2003
                                                      -----------------   ----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                          $           (353)  $              -   $            (26,203)

Adjustments to reconcile net income (loss) to cash used in operating activities:

     Offering costs charged to capital in excess of par               -                  -                 (7,750)
     Stock issued for services                                      353                  -                    353
                                                      -----------------   ----------------   --------------------

NET USED IN OPERATING ACTIVITIES                                      -                  -                (33,600)

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                  -                      -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                         -                  -                 33,600
                                                      -----------------   ----------------   --------------------

            Cash provided by financing activities                     -                  -                 33,600
                                                      -----------------   ----------------   --------------------

NET CHANGE IN CASH                                                    -                  -                      -

CASH AT THE BEGINNING OF THE PERIOD                                   -                  -                      -
                                                      -----------------   ----------------   --------------------

CASH AT THE END OF THE PERIOD                         $               -   $              -   $                  -
                                                      =================   ================   ====================

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                           Quarter Ended June 30, 2003
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements include the accounts of Clemmy Technologies Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2002 and for the period from December 31, 1998 (inception) through December 31, 2002, included in Form 10-KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended June 30, 2003 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2003.

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

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the quarter ended June 30, 2003 and since inception, December 31, 1998, the Company did not have non-cash investing activities.

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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                           Quarter Ended June 30, 2003
                                   (UNAUDITED)


Note   3 - Common Stock Transactions

Upon inception, December 31, 1998, the Company issued 100,000 shares of its common stock at par value $0.001 for total cash of $100.

In March 1999, the Company issued 100,000 shares of its common stock at $0.10 per share for $10,000 in cash. Offering costs of $7,750 were offset against capital paid in excess of par.

During August, June, and November of 1999, the Company issued a total of 47,000 shares of its common stock at $0.50 per share for $23,500 in cash.

In June 2003, the Company issued 353,000 shares of its common stock at par value of $0.001 in exchange for services rendered valued at $353.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of June 30, 2003, the Company had no working capital. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions or the Company's ability to obtain Letters of Credit.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2003, the Company issued 353,000 shares of its common stock at par value of $0.001 in exchange for services rendered valued at $353.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended June 30, 2003, no matters were submitted to the shareholders of the Company for their vote.

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

Date:    May 31, 2005

Clemmy Technologies Corp.

/s/  Michel Kauffman
------------------------------------
By: Michael Kauffman, President/Director

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

Date:  May 31, 2005
/s/  Michael Kauffman
-------------------------
Michael Kauffman,  President/Director

Exhibit 32.1
    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Clemmy Technologies Corp.. (the "Company") on Form 10- QSB for the quarter ending June 30, 2003 (the "Report"), I, Michael Kauffman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/   Michale Kauffman
Michael Kauffman, President and Director
May 31, 2005