Form 10KSB
period 2003-12-31
CLEMMY TECHNOLOGIES CORP
filed 2005-06-03
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to _____

                      For the year ended December 31, 2003


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

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2003, no matters were submitted to the shareholders of the Company for their vote.

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

The following is a discussion of the financial condition and results of operations of the Company as of and for the year ended December 31, 2003. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2003, the Company had no working capital. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions, and this may affect the Company's ability to obtain Letters of Credit.

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

ITEM 7.     FINANCIAL STATEMENTS.




















                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2003 and 2002

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              Financial Statements

                 For the Years Ended December 31, 2003 and 2002




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

             Report of Independent Registered Public Accounting Firm


To the Board of Directors CLEMMY TECHNOLOGIES CORP.

We have audited the balance sheets of CLEMMY TECHNOLOGIES CORP. (a development stage company) (the Company) as of December 31, 2003 and 2002, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2000 and for the period of December 31, 1998 through December 31, 2000 were audited by another auditor, whose report, dated July 20, 2001, expressed an unqualified opinion with a going concern paragraph on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLEMMY TECHNOLOGIES CORP. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Sullivan & Company
Kaysville, Utah
March 8, 2005

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                               As of December 31,
                                                                             2003              2002
                                                                      ----------------    ----------------
ASSETS

CURRENT ASSETS
     Cash                                                              $             -    $              -
                                                                      ----------------    ----------------

TOTAL ASSETS                                                           $             -    $              -
                                                                      ================    ================


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                            $             -    $              -

STOCKHOLDERS' EQUITY (NOTE 3)
     Common stock; $.001 par value, 50,000,000 shares
       authorized, 600,000 and 247,000 shares issued
       and outstanding at December 31, 2003 and 2002, respectively                 600                 247

     Capital in excess of par value                                             25,603              25,603
     Deficit accumulated during the development stage                          (26,203)            (25,850)
                                                                      ----------------    ----------------

          Total stockholders' equity                                                 -                   -
                                                                      ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $              -    $              -
                                                                      ================    ================








          The accompanying notes are an integral part of the financial statements.

                           CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                  Cumulative
                                                                               from Inception,
                                                For the Year Ended           December 31, 1998,
                                                   December 31,                to December 31,
                                             2003              2002                  2003
                                       ---------------    ----------------    ----------------
                                                                                (UNAUDITED)
REVENUES                               $             -    $              -    $              -

EXPENSES
     General and administrative                    353                   -              29,479
                                       ---------------    ----------------    ----------------

             Total expenses                        353                   -              29,479

NET LOSS FROM OPERATIONS                             -                   -             (29,479)

OTHER INCOME
     Forgiveness of debt                             -                   -               3,276
                                       ---------------    ----------------    ----------------

TOTAL OTHER INCOME                                   -                   -               3,276

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                       -                   -             (26,203)
     Provision for income taxes                      -                   -                   -
                                       ---------------    ----------------    ----------------

NET INCOME (LOSS)                      $          (353)   $              -    $        (26,203)
                                       ===============    ================    ================

INCOME (LOSS) PER SHARE                $         (0.00)   $          (0.00)
                                       ===============    ================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           559,329             247,000
                                       ===============    ================








          The accompanying notes are an integral part of the financial statements.

                           CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION, DECEMBER 31, 1998, TO DECEMBER 31, 2003

                                                                                          Deficit
                                                                                        Accumulated
                                                                         Additional      During the          Total
                                                 Common Stock              Paid-in       Development      Stockholders'
                                            Shares         Amount          Capital          Stage            Equity
                                        -------------   -------------   -------------   --------------   --------------
Balance, December 31, 1998 (inception)              -   $           -   $           -   $            -   $            -

Shares issued for cash                        100,000             100               -                -              100

Net loss                                            -               -               -             (400)            (400)
                                        -------------   -------------   -------------   --------------   --------------

Balance, December 31, 1998                    100,000             100               -             (400)            (300)

Shares issued for cash                        147,000             147          33,353                -           33,500

Less offering costs                                 -               -          (7,750)               -           (7,750)

Net loss                                            -               -               -          (26,726)         (26,726)
                                        -------------   -------------   -------------   --------------   --------------

Balance, December 31, 1999                    247,000             247          25,603          (27,126)          (1,276)

Net loss                                            -               -               -           (2,000)          (2,000)
                                        -------------   -------------   -------------   --------------   --------------

Balance, December 31, 2000                    247,000             247          25,603          (29,126)          (3,276)

Net income                                          -               -               -            3,276            3,276
                                        -------------   -------------   -------------   --------------   --------------

Balance, December 31, 2001                    247,000             247          25,603          (25,850)               -

Net loss                                            -               -               -                -                -
                                        -------------   -------------   -------------   --------------   --------------

Balance, December 31, 2002                    247,000             247          25,603          (25,850)               -

Shares issued for services                    353,000             353               -                -              353

Net loss                                            -               -               -             (353)            (353)
                                        -------------   -------------   -------------   --------------   --------------

Balance, December 31, 2003                    600,000   $          60   $      25,603   $      (26,203)  $            -
                                        =============   =============   =============   ==============   ==============





          The accompanying notes are an integral part of the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                 Cumulative
                                                                                               from Inception,
                                                              For the Year Ended              December 31, 1998
                                                                 December 31,                  to December 31,
                                                            2003               2002                  2003
                                                      -----------------   ----------------   --------------------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         $            (353)  $              -   $            (26,203)

Adjustments to reconcile net income (loss) to cash used in operating activities:

   Offering costs charged to capital in excess of par                 -                  -                 (7,750)
   Stock issued for services                                        353                  -                    353
                                                      -----------------   ----------------   --------------------

NET USED IN OPERATING ACTIVITIES                                      -                  -                (33,600)

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                  -                      -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                         -                  -                 33,600
                                                      -----------------   ----------------   --------------------

            Cash provided by financing activities                     -                  -                 33,600
                                                      -----------------   ----------------   --------------------

NET CHANGE IN CASH                                                    -                  -                      -

CASH AT THE BEGINNING OF THE PERIOD                                   -                  -                      -
                                                      -----------------   ----------------   --------------------

CASH AT THE END OF THE PERIOD                         $               -   $              -   $                  -
                                                      =================   ================   ====================









          The accompanying notes are an integral part of the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2003 and 2002

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

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the year ended December 31, 2003 and since inception, December 31, 1998, the Company did not have non-cash investing activities.

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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2003 and 2002


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

ITEM 8B.  OTHER INFORMATION.

None.

ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

The name, age, and respective positions of the director, officer, and significant employee of Clemmy Technologies, Inc. is set forth below. This person has held his position since 2002 and is up for re-election as a director on an annual basis.

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

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this filing, the outstanding Shares of common stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the 600,000 outstanding shares of the Company's Common Stock, and the name and share holdings of each officer and director and all officers and directors as a group.

Title of   Name of                         Amount of Shares       Percent
Class      Beneficial Owner               Beneficially Owned     of Class

Common     MPower, Inc. (1)                   438,150              73%
           9750 Peace Way #2090
           Las Vegas, NV 89147

Common     Triad Holdings Group, Inc.         75,000               12.5%
           8090 Castle Pines
           Las Vegas, NV 89103

Common     Michael Young                      42,000               7%
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

ITEM 14. Principal Accountant Fees and Services

During the fiscal year ending December 31, 2003, the Company didn't incur any tax or audit fees, or other costs for related professional services rendered. Fees incurred subsequent to year end for the financial statement reviews of the quarters ended March 31st, June 30th and September 30, 2003 and the December 31, 2003 audit approximate $2,200.

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

Approved:
/s/   Michael Kauffman                           Date:  May 31, 2005
-----------------------------------------------
Michael Kauffman
President/Director

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

Date:  May 31, 2005
/s/  Michael Kauffman
-------------------------
Michael Kauffman,  President/Director

                               CERTIFICATION 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clemmy Technologies Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2003 (the "Report"), I, Michael Kauffman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/  Michael Kauffman
---------------------------------------------------
Michael Kauffman, President and Director
May 31, 2005