Form 10KSB
period 2004-12-31
CLEMMY TECHNOLOGIES CORP
filed 2005-06-03
CIK 1080934

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

                      For the year ended December 31, 2004


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

ITEM 4.     SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2004, no matters were submitted to the shareholders of the Company for their vote.

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

The following is a discussion of the financial condition and results of operations of the Company as of and for the year ended December 31, 2004. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.

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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2004, the Company had no working capital. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions, and this may affect the Company's ability to obtain Letters of Credit.

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

ITEM 7.     FINANCIAL STATEMENTS.




















                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 and 2003
























                            CLEMMY TECHNOLOGIES CORP.

                          (A Development Stage Company)

                              Financial Statements

                 For the Years Ended December 31, 2004 and 2003




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

             Report of Independent Registered Public Accounting Firm


To the Board of Directors CLEMMY TECHNOLOGIES CORP.

We have audited the balance sheets of CLEMMY TECHNOLOGIES CORP. (a development stage company) (the Company) as of December 31, 2004 and 2003, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2000 and for the period of December 31, 1998 through December 31, 2000 were audited by another auditor, whose report, dated July 20, 2001, expressed an unqualified opinion with a going concern paragraph on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLEMMY TECHNOLOGIES CORP. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Sullivan & Company
Kaysville, Utah
March 8, 2005

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                                             As of December 31,
                                                                          2004         2003
                                                                   ---------------   ---------------
ASSETS

CURRENT ASSETS
     Cash                                                          $             -   $             -
                                                                   ---------------   ---------------

TOTAL ASSETS                                                       $             -   $             -
                                                                   ===============   ===============


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES                                                        $             -   $             -

STOCKHOLDERS' EQUITY (NOTE 3)
     Common stock; $.001 par value, 50,000,000 shares
          authorized, 600,000 shares issued and outstanding                    600               600
     Capital in excess of par value                                         25,603            25,603
     Deficit accumulated during the development stage                      (26,203)          (26,203)
                                                                   ---------------   ---------------

          Total stockholders' equity                                            -                  -
                                                                   ---------------   ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $             -   $             -
                                                                   ===============   ===============








          The accompanying notes are an integral part of the financial statements.

                           CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                Cumulative
                                                                               from Inception,
                                                For the Year Ended            December 31, 1998,
                                                   December 31,                to December 31,
                                             2004             2003                 2004
                                       ---------------   ----------------   ------------------
                                                                                (UNAUDITED)
REVENUES                               $             -   $              -   $                -

EXPENSES
     General and administrative                      -                  -               29,479
                                       ---------------   ----------------   ------------------

             Total expenses                          -                  -               29,479
                                       ---------------   ----------------   ------------------

NET LOSS FROM OPERATIONS                             -                  -              (29,479)

OTHER INCOME
     Forgiveness of debt                             -                  -                3,276
                                       ---------------   ----------------   ------------------

TOTAL OTHER INCOME                                   -                  -                3,276

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                       -                  -              (26,203)
     Provision for income taxes                      -                  -                    -
                                       ---------------   ----------------   ------------------

NET INCOME (LOSS)                      $             -   $              -   $          (26,203)
                                       ===============   ================   ==================

INCOME (LOSS) PER SHARE                $         (0.00)  $          (0.00)
                                       ===============   ================

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                           600,000            430,753
                                       ===============   ================








          The accompanying notes are an integral part of the financial statements.

                           CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
             FROM INCEPTION, DECEMBER 31, 1998, TO DECEMBER 31, 2004

                                                                                            Deficit
                                                                                          Accumulated
                                                                          Additional       During the          Total
                                                 Common Stock              Paid-in        Development     Stockholders'
                                            Shares         Amount          Capital          Stage            Equity
                                        -------------   -------------   -------------   -------------   ---------------
Balance, December 31, 1998 (inception)              -   $               $           -   $           -   $             -

Shares issued for cash                        100,000             100               -               -               100

Net loss                                            -               -               -            (400)             (400)
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 1998                    100,000             100               -            (400)             (300)

Shares issued for cash                        147,000             147          33,353               -            33,500

Less offering costs                                 -               -          (7,750)              -            (7,750)

Net loss                                            -               -               -         (26,726)          (26,726)
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 1999                    247,000             247          25,603         (27,126)           (1,276)

Net loss                                            -               -               -          (2,000)           (2,000)
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 2000                    247,000             247          25,603         (29,126)           (3,276)

Net income                                          -               -               -           3,276             3,276
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 2001                    247,000             247          25,603         (25,850)                -

Net loss                                            -               -               -               -                 -
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 2002                    247,000             247          25,603         (25,850)                -

Shares issued for services                    353,000             353               -               -               353

Net loss                                            -               -               -            (353)             (353)
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 2003                    600,000             600          25,603         (26,203)                -

Net loss                                            -               -               -               -                 -
                                        -------------   -------------   -------------   -------------   ---------------

Balance, December 31, 2004                    600,000   $          60   $      25,603   $     (26,203)  $             -
                                        =============   =============   =============   =============   ===============

          The accompanying notes are an integral part of the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                                                    Cumulative
                                                                                                 from Inception,
                                                               For the Year Ended               December 31, 1998
                                                                  December 31,                   to December 31,
                                                            2004                2003                  2004
                                                      -----------------   ----------------   --------------------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         $               -   $              -   $            (26,203)

Adjustments to reconcile net income (loss) to cash used in operating activities:

   Offering costs charged to capital in excess of par                 -                  -                 (7,750)
   Stock issued for services                                          -                  -                    353
                                                      -----------------   ----------------   --------------------

NET USED IN OPERATING ACTIVITIES                                      -                  -                (33,600)

CASH FLOWS FROM INVESTING ACTIVITIES                                  -                  -                      -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                         -                  -                 33,600
                                                      -----------------   ----------------   --------------------

            Cash provided by financing activities                     -                  -                 33,600
                                                      -----------------   ----------------   --------------------

NET CHANGE IN CASH                                                    -                  -                      -

CASH AT THE BEGINNING OF THE PERIOD                                   -                  -                      -
                                                      -----------------   ----------------   --------------------

CASH AT THE END OF THE PERIOD                         $               -   $              -   $                  -
                                                      =================   ================   ====================










          The accompanying notes are an integral part of the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003

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

Income taxes - In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of approximately $26,000, which will begin expiring in the year 2018. The tax benefit of this net operating loss, based on an effective tax rate of 40%, is approximately $10,400 and has been completely offset by a valuation allowance. There was no change in the valuation allowance for the periods presented.

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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements
                     Years Ended December 31, 2004 and 2003


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

ITEM 14. Principal Accountant Fees and Services

During the fiscal year ending December 31, 2004, the Company didn't incur any tax or audit fees, or other costs for related professional services rendered. Fees incurred subsequent to year end for the financial statement reviews of the quarters ended March 31st, June 30th and September 30, 2004 and the December 31, 2004 audit approximate $2,200.

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

Approved:
/s/  Michael Kauffman                   Date:  May 31, 2005
---------------------
Michael Kauffman
President/Director

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

Date:  May 31, 2005
/s/  Michael Kauffman
-------------------------
Michael Kauffman,  President/Director

                               CERTIFICATION 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Clemmy Technologies Corp. (the "Company") on Form 10-KSB for the year ending December 31, 2004 (the "Report"), I, Michael Kauffman, President and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1) The Report fully complies with the requirement of Section 13(a) or 15 (d) of the Securities Exchange Act of 1934; and

2) The information contained in the Report fairly presents, in all material respects, the Company's financial position and results of operations.

/s/  Michael Kauffman
---------------------------------------
Michael Kauffman, President and Director
May 31, 2005