Form 10QSB
period 2005-09-30
CLEMMY TECHNOLOGIES CORP
filed 2005-11-14
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

         EXCHANGE ACT OF 1934 For the transition period from ____ to _____

                    For the quarter ended September 30, 2005


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

Yes  [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.


Common Stock, $.001 par value               600,000
-----------------------------               -------
(Title of Class)                  (Number of Shares Outstanding
                                       at Oct 25, 2005)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                              Financial Statements
                        Quarter Ended September 30, 2005
                                   (UNAUDITED)



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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2005
                                   (UNAUDITED)



ASSETS

CURRENT ASSETS
     Cash                                                                 $           -
                                                                          -------------

TOTAL ASSETS                                                              $           -
                                                                          =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
    Accounts payable                                                      $       7,853
                                                                          -------------

TOTAL LIABILITIES                                                                 7,853

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3)
     Common stock; $.001 par value, 50,000,000 shares
          authorized, 600,000 shares issued and outstanding                         600
     Capital in excess of par value                                              25,603
     Deficit accumulated during the development stage                           (34,056)
                                                                          -------------

          Total stockholders' equity (deficit)                                   (7,853)
                                                                          -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $          -
                                                                          =============

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                              Cumulative
                                                                                                            from Inception,
                                          For the Three Months Ended      For the Nine Months Ended        December 31, 1998,
                                                September 30,                   September 30,               to September 30,
                                            2005             2004             2005            2004               2005
                                       -------------    -------------    -------------    -------------    -------------------
REVENUES                                $          -    $           -    $           -    $           -    $                 -

EXPENSES
     General and administrative                    -                -            7,853                -                 37,332
                                       -------------    -------------    -------------    -------------    -------------------

             Total expenses                        -                -            7,853                -                 37,332
                                       -------------    -------------    -------------    -------------    -------------------

NET LOSS FROM OPERATIONS                           -                -           (7,853)               -                (37,332)

OTHER INCOME (EXPENSE)
     Forgiveness of debt                           -                -                -                -                  3,276
                                       -------------    -------------    -------------    -------------    -------------------

TOTAL OTHER INCOME (EXPENSE)                       -                -                -                -                  3,276

NET INCOME (LOSS) BEFORE
  INCOME TAXES                                     -                -           (7,853)               -                (34,056)
     Provision for income taxes                    -                -                -                -                      -
                                       -------------    -------------    -------------    -------------    -------------------

NET INCOME (LOSS)                      $           -    $           -    $      (7,853)   $           -    $           (34,056)
                                       =============    =============    =============    =============    ===================

INCOME (LOSS) PER SHARE                $       (0.00)   $       (0.00)   $       (0.01)   $       (0.00)
                                       =============    =============    =============    =============

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                         600,000          270,275          600,000          258,702
                                       =============    =============    =============    =============

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              Cumulative
                                                                                           from Inception,
                                                          For the Nine Months Ended       December 31, 1998
                                                                September 30,              to September 30,
                                                            2005              2004               2005
                                                      --------------    --------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                         $       (7,853)   $            -    $            (34,056)

Adjustments to reconcile net income (loss)
  to cash used in operating activities:
   Offering costs charged to capital in excess of par              -                 -                  (7,750)
     Stock issued for services                                     -                 -                     353

Changes in operating assets and liabilities:
     Increase in accounts payable                              7,853                 -                   7,853
                                                      --------------    --------------    --------------------

NET USED IN OPERATING ACTIVITIES                               7,853                 -                 (33,600)
                                                      --------------    --------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES                               -                 -                       -

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                      -                 -                  33,600
                                                      --------------    --------------    --------------------

            Cash provided by financing activities                  -                 -                  33,600
                                                      --------------    --------------    --------------------

NET CHANGE IN CASH                                                 -                 -                       -

CASH AT THE BEGINNING OF THE PERIOD                                -                 -                       -
                                                      --------------    --------------    --------------------

CASH AT THE END OF THE PERIOD                         $            -    $            -    $                  -
                                                      ==============    ==============    ====================


                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                        Quarter Ended September 30, 2005
                                   (UNAUDITED)


The accompanying unaudited condensed financial statements include the accounts of Clemmy Technologies Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2004 and for the period from December 31, 1998 (inception) through December 31, 2004, included in Form 10-KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended September 30, 2005 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2005.

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

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the quarter ended September 30, 2005 and since inception, December 31, 1998, the Company did not have non-cash investing activities.

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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                        Quarter Ended September 30, 2005
                                   (UNAUDITED)


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

Liquidity

The Company will have to raise additional capital in the next twelve months. As of September 30, 2005, the Company had a negative working capital of $7,853, consisting of accounts payable for audit and filing fees. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and may effect the Company's ability to obtain Letters of Credit.

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

There were no sales of equity securities during the quarter ended September 30, 2005.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended September 30, 2005, no matters were submitted to the shareholders of the Company for their vote.

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