Form 10KSB
period 2005-12-31
CLEMMY TECHNOLOGIES CORP
filed 2006-04-17
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                      For the year ended December 31, 2005

                        Commission File Number 000-31005

                            Clemmy Technologies Corp.
                            -------------------------
            (Exact Name of Small Business Issuer as specified in its
                                    Charter)

             Nevada                                           88-0421219
             ------                                           ----------
(State or other Jurisdiction of                          (I.R.S. Employer
  Incorporation or Organization)                       Identification Number)

                     9750 Peace Way #2090 Las Vegas,     NV89147
               (Address of principal executive offices) (Zip Code)

                                 (505) 421 2421
                          (Issuer's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[X] NO [ ]

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting stock held by non- affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: The Company does not have an active trading market and it is, therefore, difficult, if not impossible, to determine the market value of the stock.

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                              600,000
-----------------------------                  ------------------------------
         (Title of Class)                      (Number of Shares Outstanding
                                                    at April 14, 2006)

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

The Company anticipates being able to acquire orders through utilizing attainable contacts within the computer software industry. The Company intends to generate revenue in the future by being listed in the yellow pages, placing advertisements in various computer magazines, and by developing its web site for Internet orders and inquiries.

At this time, the Company does not have any principal business contacts.

The computer industry is very competitive. Competition in the industry is primarily focused on quality, price, technical specifications, and both customer service and technical support. In order for the Company to be competitive in these marketplaces, the Company must effectively maintain and promote the quality of its services and its products among consumers and establish strong marketing relationships with distributors of the products.

While the Company believes that it will compete effectively, the Company competes with a number of manufacturers and marketers of computer software which have substantially greater resources than the Company and many of which have well-recognized brand name contracts and broader and more established distribution networks. The Company anticipates being able to utilize its smaller size to attract those seeking more personalized service support and to maintain its ability to adapt with technological changes over the Internet and in the market place. Further, the Company expects to utilize the Internet to further attract customers via search engines upon the design and completion of its web page.

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

The Company's marketing and licensing strategy is to (i) establish and expand the sales of the Company's products; (ii) selectively establish licensed product lines to be marketed; (iii) expand the number of representatives; and, (iv) acquire or establish relationships with major retailers, businesses, companies, properties or technologies.

The Company will design and develop all of its inventory. To date, no contracts have been executed and the Company does not anticipate entering into any contracts due to lack of funding. Upon funding, letters of credit may be sought.

The Company does not anticipate being dependent on one major or a few major customers. The Company intends to supply large computer retailers and small businesses as well. However, at this time, the Company does not have any contracts with any such organizations. Also, the Company's management expects that submitting its web page to various search engines on the Internet will attract customers. However, there is no guarantee that the Company's website, when completed, will have a positive impact on the Company's business.

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

ITEM 4. SUBMISSION OF MATTERS TO SHAREHOLDERS' VOTE

During the fourth quarter of 2005, no matters were submitted to the shareholders of the Company for their vote.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There currently is not a public trading market for the Company's securities. As of March 31, 2006, there were 8 shareholders and 600,000 common shares issued and outstanding. No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

This 10-KSB contains forward-looking statements. Such statements consist of any statement other than a recitation of historical facts and can be identified by words such as "may," "expect," "anticipate," "estimate," "hopes," "believes," "continue," "intends," "seeks," "contemplates," "suggests," "envisions" or the negative thereof or other variations thereon or comparable terminology. These forward- looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, including but not limited to: those risks associated with economic conditions generally and the economy in those areas where the Company has or expects to have assets and operations, including, but not restricted to Nevada and eventually other jurisdictions; competitive and other factors affecting the Company's operations, markets, products and services; those risks associated with the ability to obtain contracts and the funding of the Company and other costs associated with the Company's marketing strategies; those risks associated with the Company's ability to successfully negotiate with certain business owners; those risks relating to estimated contract costs, estimated losses on uncompleted contracts and estimates regarding the percentage of completion of contracts, risks relating to the ability of Company to raise the funds necessary to operate and develop business, and risks relating to changes in interest rates and in the availability, cost and terms of financing; risks related to the performance of financial markets; risks related to changes in domestic and foreign laws, regulations and taxes; risks related to changes in business strategy or development plans; risks related to any possible future lawsuits against the Company and the associated costs, and risks associated with future profitability. Many of these factors are beyond the Company's control. Actual results could differ materially from these forward-looking statements. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Form 10-KSB will, in fact, occur.

The Company's actual results may differ materially as a result of certain factors, including those set forth in this Form 10- KSB. Potential investors should consider carefully the previously stated factors, as well as the more detailed information contained elsewhere in this Form 10-KSB, before making a decision to invest in the common stock of the Company.

The following is a discussion of the financial condition and results of operations of the Company as of and for the year ended December 31, 2005. This discussion and analysis should be read in conjunction with the accompanying audited Financial Statements of the Company including the Notes thereto, which are included elsewhere in this Form 10-KSB and the notice regarding forward-looking statements.

PLAN OF OPERATION

The Company is organizing to develop computer software that will make using computers easier. Additional funding through private placement will be necessary to enable the Company to lease a suitable office/warehouse/computer facility in Las Vegas and to enable the Company to complete its Web Page and to secure contracts with suppliers and users.

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

Revenue

The Company has not received revenues from operations during the two-year period preceding the filing of this Form 10- KSB. The Company has not yet achieved any revenue from operations to date. Since the Company is still in the development stage its expenses were nominal and paid for by the Company's president/director.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of December 31, 2005, the Company had no working capital. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common and/or preferred stock and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions, and this may affect the Company's ability to obtain Letters of Credit.

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

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this statement, including, without limitation, in conjunction with those forward-looking statements contained in this statement.

ITEM 7.     FINANCIAL STATEMENTS.








                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

             For the Years Ended December 31, 2005 and 2004, and the
            Period from Inception (December 31, 1998) to December 31,
                                      2005

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)

                              Financial Statements

             For the Years Ended December 31, 2005 and 2004, and the
            Period from Inception (December 31, 1998) to December 31,
                                      2005




Contents                                                              Page


Report of Independent Registered Public Accounting Firm               F-1

Financial Statements                                                  F-2

Balance Sheets                                                        F-3

Statements of Operations                                              F-4

Statements of Changes in Stockholders' Deficit                        F-5

Statements of Cash Flows                                              F-6

Notes to Financial Statements                                         F-7 - F-9

Report of Independent Registered Public Accounting Firm


To the Board of Directors CLEMMY TECHNOLOGIES CORP.

We have audited the balance sheets of CLEMMY TECHNOLOGIES CORP. (a development stage company) (the Company) as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company as of December 31, 2000 and for the period of inception (December 31, 1998) through December 31, 2000 were audited by another auditor, whose report, dated July 20, 2001, expressed an unqualified opinion with a going concern paragraph on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLEMMY TECHNOLOGIES CORP. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
April 13, 2006

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                 BALANCE SHEETS


                                                                         As of December 31,
                                                                     2005               2004
                                                                ----------------    ---------------
ASSETS

CURRENT ASSETS
Cash                                                            $              -    $             -
                                                                ----------------    ---------------

TOTAL ASSETS                                                    $              -    $             -
                                                                ================    ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

CURRENT LIABILITIES
Accounts payable                                                $          3,200    $             -
Accounts payable - related party (Note 2)                                  6,114                  -
                                                                ----------------    ---------------

TOTAL LIABILITIES                                                          9,314                  -
                                                                ----------------    ---------------

STOCKHOLDERS' DEFICIT (NOTE 3)
Common stock; $.001 par value, 50,000,000
     shares authorized, 600,000 shares
     issued and outstanding                                                  600                600
Capital in excess of par value                                            25,603             25,603
Deficit accumulated during the
     development stage                                                   (35,517)           (26,203)
                                                                ----------------    ---------------

TOTAL STOCKHOLDERS' DEFICIT                                               (9,314)                 -
                                                                ----------------    ---------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' DEFICIT                                      $              -    $             -
                                                                ================    ===============




                 The accompanying notes are an integral part of
                            the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                                             Cumulative
                                                                                                 from
                                                                                              Inception
                                                                                           (Dec. 31, 1998)
                                                               For the Years                     to
                                                              Ended Dec. 31,                   Dec. 31,
                                                          2005                2004               2005
                                                   ---------------     ---------------    ----------------
                                                                                              (UNAUDITED)
REVENUES                                           $             -     $             -    $              -

EXPENSES
     General and administrative                              9,314                  -               38,793
                                                   ---------------     ---------------    ----------------

Total expenses                                               9,314                   -              38,793
                                                   ---------------     ---------------    ----------------

NET LOSS FROM OPERATIONS                                    (9,314)                  -             (38,793)
                                                   ---------------     ---------------    ----------------

                                  OTHER INCOME
     Forgiveness of debt                                         -                   -               3,276
                                                   ---------------     ---------------    ----------------

TOTAL OTHER INCOME                                               -                   -               3,276
                                                   ---------------     ---------------    ----------------

NET LOSS BEFORE INCOME TAXES
     Provision for income taxes                                  -                   -                   -
                                                   ---------------     ---------------    ----------------

NET LOSS                                           $        (9,314)    $             -    $        (35,517)
                                                   ===============     ===============    ================

LOSS PER SHARE                                     $             -                   -
                                                   ===============     ===============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                    600,000             600,000
                                                   ===============     ===============






                 The accompanying notes are an integral part of
                            the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
             FROM INCEPTION, DECEMBER 31, 1998, TO DECEMBER 31, 2005
                                   (UNAUDITED)

                                                                                 Deficit
                                                                                 Accum.        Total
                                                                Additional       During        Stock-
                                           Common Stock           Paid-In         Dev.        Holders'
                                       Shares       Amount    Capital             Stage       Deficit
                                    -------------  -------  ---------------  -------------   ----------
Balance, Dec. 31, 1998
     (Inception)                                -  $     -  $             -  $           -   $        -
Shares issued for cash                    100,000      100                -              -          100
Net loss                                        -        -                -           (400)        (400)
                                    -------------  -------  ---------------  -------------   ----------

Balance, Dec. 31, 1998                    100,000      100                -           (400)        (300)
Shares issued - cash                      147,000      147           33,353              -       33,500
Less offering costs                             -        -           (7,750)             -       (7,750)
Net loss                                        -        -                -        (26,726)     (26,726)
                                    -------------  -------  ---------------  -------------   ----------

Balance, Dec. 31, 1999                    247,000      247           25,603        (27,126)      (1,276)
Net loss                                        -        -                -         (2,000)      (2,000)
                                    -------------  -------  ---------------  -------------   ----------

Balance, Dec. 31, 2000                    247,000      247           25,603        (29,126)      (3,276)
Net income                                      -        -                -          3,276        3,276
                                    -------------  -------  ---------------  -------------   ----------

Balance, Dec. 31, 2001                    247,000      247           25,603        (25,850)           -

Balance, Dec. 31, 2002                    247,000      247           25,603        (25,850)           -
Shares issued - services                  353,000      353                -              -          353
Net loss                                        -        -                -           (353)        (353)
                                    -------------  -------  ---------------  -------------   ----------

Balance, Dec. 31, 2003                    600,000      600           25,603        (26,203)           -

Balance, Dec. 31, 2004                    600,000      600           25,603        (26,203)           -
Net loss                                        -        -                -         (9,314)      (9,314)
                                    -------------  -------  ---------------  -------------   ----------

Balance, Dec. 31, 2005                    600,000  $   600  $        25,603  $     (35,517)  $   (9,314)
                                    =============  =======  ===============  =============   ==========




                 The accompanying notes are an integral part of
                            the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                                                              Cumulative
                                                                                                 from
                                                                                              Inception
                                                                                           (Dec. 31, 1998)
                                                               For the Years                     to
                                                              Ended Dec. 31,                   Dec. 31,
                                                          2005                2004               2005
                                                   ---------------     ---------------    ----------------
                                                                                              (UNAUDITED)
OPERATING ACTIVITIES
Net loss                                           $        (9,314)    $             -    $        (35,517)

Adjustments to reconcile net loss to cash
   used in operations:
   Offering costs charged to capital in
    excess of par                                                -                   -              (7,750)
   Stock issued for services                                     -                   -                 353
   Note payable issued to stockholders
    for payment of operating expenses                        6,114                   -               6,114
Changes in operating assets and liabilities:
   Increase in accounts payable                              3,200                   -               3,200
                                                   ---------------     ---------------    ----------------
Net cash used in
   operating activities                                          -                   -             (33,600)
                                                   ---------------     ---------------    ----------------

INVESTING ACTIVITIES                                             -                   -                   -
                                                   ---------------     ---------------    ----------------

FINANCING ACTIVITIES
Issuance of common stock for cash                                -                   -              33,600
                                                   ---------------     ---------------    ----------------

Cash provided by
   financing activities                                          -                   -              33,600
                                                   ---------------     ---------------    ----------------

Net change in cash                                               -                   -                   -

Cash, beginning of period                                        -                   -                   -
                                                   ---------------     ---------------    ----------------

Cash, end of period                                $             -     $             -    $              -
                                                   ===============     ===============    ================

                 The accompanying notes are an integral part of
                            the financial statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

             For the Years Ended December 31, 2005 and 2004, and the
            Period from Inception (December 31, 1998) to December 31,
                                      2005

Note 1 - Organization

CLEMMY TECHNOLOGIES CORP. (the Company) was organized under the laws of the State of Nevada on December 31, 1998 and has elected a fiscal year end of December 31. The Company intends to engage in the business of developing computer software programs and utilities that increase the ease of computer usage. The Company is considered a development stage company as defined in SFAS No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company has at the present time, not paid any dividends and does not plan to do so in the foreseeable future.

Note 2 - Summary of Significant Accounting Policies

Loss Per Common Share
Loss per common share is computed by dividing the net loss for the period by the weighted average number of shares outstanding during the years ended December 31, 2005 and 2004. There were no dilutive instruments outstanding during the periods presented.

Income Taxes
In accordance with SFAS No. 109 "Accounting for Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses. The Company has a federal net operating loss carryforward of $35,517, which will begin expiring in the year 2018. The tax benefit of this net operating loss, based on an effective tax rate of 35%, is approximately $12,431 and has been completely offset by a valuation allowance, which increased by $3,260 and $0 during 2005 and 2004, respectively.

Cash and Equivalents
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. No cash was paid for interest or income taxes during the years ended December 31, 2005 or 2004.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

             For the Years Ended December 31, 2005 and 2004, and the
            Period from Inception (December 31, 1998) to December 31,
                                      2005


Note 2 - Summary of Significant Accounting Policies (Cont'd)

Use of Estimates
The preparation of the accompanying financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition
The Company plans to recognize revenues at the time its products are sold or when other services are rendered. Once the Company commences operations, additional revenue recognition policies will be established. The Company has not recognized any revenues from operations since inception, December 31, 1998.

Recently Issued Accounting Pronouncements In December of 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirement of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). SFAS No. 150 was effective for financial statements entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company in 2003.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

             For the Years Ended December 31, 2005 and 2004, and the
            Period from Inception (December 31, 1998) to December 31,
                                      2005

Note 2 - Summary of Significant Accounting Policies (Cont'd)

Recently Issued Pronouncements (cont'd) In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, Opinion 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of change the cumulative effect of changing to a new principle. This statement requires retrospective application to prior periods' financial statements of changes in accounting principle, when practicable.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

Note 3 - Stockholders' Equity

Upon inception (December 31, 1998) the Company issued 100,000 shares of its common stock at par value $0.001 for total cash of $100.

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

Note 4 - Related Party Transactions

The Company's majority shareholder (the Shareholder) is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value, and is not reflected in the financial statements. Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities and Exchange Commission have also been assumed by the Shareholder. During 2005, the Shareholder paid $6,114 of the Company's expenses, which will be reimbursed once the Company commences operations and starts generating cash flows.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

             For the Years Ended December 31, 2005 and 2004, and the
            Period from Inception (December 31, 1998) to December 31,
                                      2005

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

On January 2, 2006, our independent auditor, Child, Sullivan & Company, changed its accounting practice from a corporation to a professional limited liability company named Child, Van Wagoner & Bradshaw, PLLC. Because Child, Van Wagoner & Bradshaw, PLLC, is viewed as a separate legal entity, we were obliged to dismiss Child, Sullivan & Company as our independent auditor, and to engage Child, Van Wagoner & Bradshaw, PLLC, as our independent auditor for the fiscal year ending December 31, 2005 and the interim periods for 2006. The decision to change our independent auditor was approved by our Board of Directors.

None of the reports of Child, Sullivan & Company on our financial statements for either of the past two years or subsequent interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

There were no disagreements between us and Child, Sullivan & Company, for either of the past two years or subsequent interim period on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Child, Sullivan & Company, would have caused it to make reference to the subject matter of the disagreement in connection with its report. No reportable events of the type described in item 304(a)(1)(iv)(B) of Regulation S-B occurred during the two most recent fiscal years.

We provided Child, Sullivan & Company with a copy of this disclosure and requested that they furnish the Company with a letter addressed to the Commission stating whether Child, Sullivan & Company agrees or disagrees with the statements by us in a Current Report on Form 8-K and, if not, stating the respects in which it does not agree. A letter from Child, Sullivan & Company to such effect is attached as Exhibit 16.1 to our current report on Form 8-K filed with the Securities and Exchange Commission on January 6, 2006.

During our two most recent fiscal years, we have not consulted with Child, Van Wagoner & Bradshaw, PLLC, on any matter that (i) involved the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements, in each case where written or oral advice was provided, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) was either the subject of a disagreement or event, as that term is described in item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of the Company's Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-KSB, Michael Kauffman (the Company's president/director) has evaluated the effectiveness of the

Company's "disclosure controls and procedures" ("Disclosure Controls"). Disclosure Controls, as defined in Rule 13a- 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms.

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

ITEM 8B. OTHER INFORMATION.

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS.

The name, age, and respective positions of the director, officer, and significant employee of Clemmy Technologies Corp. is set forth below. This person has held his position since 2002 and is up for re-election as a director on an annual basis.

          Name                                 Position
Michael A. Kauffman, Age 60             President, Secretary
                                        and Treasurer

Mr. Kauffman has over 30 years experience in professional, business and related work. After serving four years in the US Navy as a radioman/cryptographer aboard a nuclear submarine where he held a top secret/ESI clearance, Mr. Kauffman obtained a B.S. with honors in Business Economics from Purdue University and then went on to receive a Juris Doctorate from Loyola University of Chicago. His professional work experience has included positions as an assistant district attorney, assistant attorney general and at a law partnership, all in New Mexico, where he is still a member of the bar. Mr. Kauffman has been involved in construction and real estate development and he is a licensed Real Estate Broker in New Mexico. In addition he served for two years as president of a public company trading on the OTCBB.

The board of directors functions as the audit committee given that the Company is not a going concern at this time. An audit committee will be established once funding for the Company is obtained.


ITEM 10. EXECUTIVE COMPENSATION.

         Name                                 Position
Michael A. Kauffman, Age 60      President, Secretary and Treasurer

(a) No officer or director of the Company is receiving any remuneration at this time. (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries.

(b) Future remuneration is contemplated when the Company has achieved a profit.

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
                  1350 E. Flamingo, Suite 688
                  Las Vegas, NV 89119

(1) Michael A. Kauffman (President, Treasurer, and Sole Director of the Company) is the president and treasurer of MPower, Inc.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company's majority shareholder, MPower, Inc., is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value, and is not reflected in the financial statements. Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities and Exchange Commission have also been assumed by MPower. During 2005, the MPower paid $6,114 of the Company's expenses, which will be reimbursed once the Company commences operations and starts generating cash flows.

ITEM 13. EXHIBITS

List of Exhibits

     3.i  Articles of Incorporation - incorporated by reference

     3.ii By-Laws of Clemmy Technologies Corp.- incorporated by reference

     31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. Principal Accountant Fees and Services

All audit and related services are approved by the Board of Directors (the acting audit committee) prior to the rendering of services.

Audit Fees

The fees incurred during the years ending December 31, 2005 and 2004 for professional services rendered by our principal accountant, Child, Van Wagoner & Bradshaw, PLLC (formerly Child, Sullivan & Company), for the audits of our annual financial statements and review of our quarterly financial statements is $9,053 and $0, respectively.

Audit-Related Fees

The Company did not incur any fees for the year ending December 31, 2005 or 2004 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the Audit Fees disclosure above.

Tax Fees

The Company did not incur any fees for the year ending December 31, 2005 or 2004 for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

There were no fees billed for the years ending December 31, 2005 or 2004 for professional services rendered by our auditors for all other services not disclosed above.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this Report to be signed on its behalf by the undersigned duly authorized person.

Date:    April 14, 2006

Clemmy Technologies Corp.

/s/  Michael Kauffman
------------------------------------
By: Michael Kauffman, President/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                           Capacity                     Date

/s/  Michael Kauffman            President/Director         April 14, 2006
--------------------
Michael Kauffman