Form 10QSB
period 2006-03-31
CLEMMY TECHNOLOGIES CORP
filed 2006-05-10
CIK 1080934

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____ to _____

                      For the quarter ended March 31, 2006

                        Commission File Number 000-31005

                            Clemmy Technologies Corp.
            (Exact Name of Small Business Issuer as specified in its
                                    Charter)

           Nevada                                          88-0421219
-------------------------------                         ----------------
(State or other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                           Identification
                                                             Number)

                    9750 Peace Way #2090 Las Vegas, NV 89147
                   -------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Equity, as of the latest practicable date.

Common Stock, $.001 par value                           600,000
-----------------------------               -----------------------------
(Title of Class)                            (Number of Shares Outstanding
                                            at May 15, 2006)

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                              Financial Statements
                          Quarter Ended March 31, 2006
                                   (UNAUDITED)



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

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                                  BALANCE SHEET
                              As of March 31, 2006
                                   (UNAUDITED)



CURRENT ASSETS

Cash                                                            $          -
                                                                ------------

TOTAL ASSETS                                                    $          -
                                                                ============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

Accounts payable                                                $      3,235
Due to related party (NOTE 4)                                          6,114
                                                                ------------

TOTAL LIABILITIES                                                      9,349

STOCKHOLDERS' EQUITY (DEFICIT) (NOTE 3)

Common stock; $.001 par value, 50,000,000 shares
     authorized, 600,000 shares issued and outstanding                   600
Capital in excess of par value                                        25,603
Deficit accumulated during the development stage                     (35,552)
                                                                ------------

Total stockholders' equity (deficit)                                  (9,349)
                                                                ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)            $          -
                                                                ============

                       See Notes to Financial Statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        Cumulative
                                                                                     from Inception
                                                         For the Three Months        (Dec.31, 1998)
                                                            Ended March 31,           to March 31,
                                                        2006             2005             2006
                                                   -------------    -------------    -------------
REVENUES                                           $           -    $           -    $           -

EXPENSES
     General and administrative                               35                -           38,828
                                                   -------------    -------------    -------------

Total expenses                                                35                -           38,828
                                                   -------------    -------------    -------------

NET LOSS FROM OPERATIONS                                     (35)               -          (38,828)
                                                   -------------    -------------    -------------

                                  OTHER INCOME
     Forgiveness of debt                                       -                -            3,276
                                                   -------------    -------------    -------------

TOTAL OTHER INCOME                                             -                -            3,276
                                                   -------------    -------------    -------------

NET LOSS BEFORE INCOME TAXES                                 (35)               -          (35,552)
     Provision for income taxes                                -                -                -
                                                   -------------    -------------    -------------

NET LOSS                                           $         (35)   $           -    $     (35,552)
                                                   =============    =============    =============

NET LOSS PER SHARE                                 $           -    $           -
                                                   =============    =============

WEIGHTED AVERAGE NUMBER
     COMMON SHARES OUTSTANDING                           600,000          600,000
                                                   =============    =============

                       See Notes to Financial Statements.
                                       4

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Cumulative
                                                                                    from Inception
                                                          For the Three Months      (Dec.31, 1998)
                                                            Ended March 31,          to March 31,
                                                        2006             2005             2006
                                                   -------------    -------------    -------------
OPERATING ACTIVITIES
Net loss                                           $         (35)   $           -    $     (35,552)

Adjustments to reconcile net loss to net
  cash used in operations:
   Offering costs charged to
     capital in excess of par                                  -                -           (7,750)
   Stock issued for services                                   -                -              353
   Payment of operating expenses
     by shareholder                                            -                -            6,114
Changes in operating assets and liabilities:
   Increase (decrease) in
     accounts payable                                         35                -            3,235
                                                   -------------    -------------    -------------

Net cash used in operating activities                          -                -          (33,600)

INVESTING ACTIVITIES                                           -                -                -

FINANCING ACTIVITIES
Issuance of common stock for cash                              -                -           33,600
                                                   -------------    -------------    -------------

Net cash provided by financing activities                      -                -           33,600
                                                   -------------    -------------    -------------

Net change in cash                                             -                -                -

Cash, beginning of period                                      -                -                -
                                                   -------------    -------------    -------------

Cash, end of period                                $           -    $           -    $           -
                                                   =============    =============    =============

                       See Notes to Financial Statements.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                          Quarter Ended March 31, 2006
                                   (UNAUDITED)



The accompanying unaudited condensed financial statements include the accounts of Clemmy Technologies Corp. These statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the Company's most recent annual financial statements for the year ended December 31, 2005 and for the period from December 31, 1998 (inception) through December 31, 2005, included in Form 10- KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed financial statements for the quarter ended March 31, 2006 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2006.

Note   1 - Organization

CLEMMY TECHNOLOGIES CORP. (the Company) was organized under the laws of the State of Nevada on December 31, 1998 and has elected a fiscal year end of December 31. The Company intends to engage in the business of developing computer software programs and utilities that increase the ease of computer usage. The Company is considered a development stage company as defined in SFAS No. 7. The Company has not paid any dividends, and dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Note   2 - Summary of Significant Accounting Policies

Net earnings per share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the periods presented in accordance with SFAS No. 128. No dilutive instruments were outstanding during the periods presented.

Income taxes - In accordance with SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. The Company has not yet commenced an active trade or business, therefore, the Company did not provide any current or deferred federal or state income tax provision or benefit for any of the periods presented because to date, it has experienced operating losses.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                          Quarter Ended March 31, 2006
                                   (UNAUDITED)

Note   2 - Summary of Significant Accounting Policies (CONT'D)

Cash and cash equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. During the quarter ended March 31, 2006 and since inception, December 31, 1998, the Company did not have non-cash investing activities.

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

Revenue recognition - The Company plans to recognize revenues at the time its products are sold or when other services are rendered. Additional revenue recognition policies will be implemented once the Company commences operations. The Company has not recognized any revenues from operations since inception, December 31, 1998.

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

All proceeds received from the issuance of common stock were used for product development and working capital.

                            CLEMMY TECHNOLOGIES CORP.
                          (A Development Stage Company)
                     Condensed Notes to Financial Statements
                          Quarter Ended March 31, 2006
                                   (UNAUDITED)

Note   4 - Related Party Transactions

The Company's majority shareholder (the Shareholder) is providing a mailing address to the Company without charge. This service has been determined by the Company to have only nominal value, and is not reflected in the financial statements. Incidental costs to maintain the legal registration of the Company in the State of Nevada and with the Securities Exchange Commission have also been assumed by the Shareholder. Since inception, the Shareholder has paid for $6,114 of these types of expenses in behalf of the Company. These payments on behalf of the Company will be reimbursed once the Company commences operations and starts generating cash flows.

Note   5 - Going Concern Considerations

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Costs incurred during the development stage will continue to be paid by the officer of the Company. The inability to generate revenues could require additional financing, which would be sought through bank borrowings, or equity or debt financing. However, there can be no assurance that the funds raised will be sufficient or that the Company will be able to obtain additional funding or generate profitable operations, or that other funding, if obtained in adequate amounts, will be on terms favorable to the Company to execute its business plan.

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

General

Clemmy Technologies Corp., (the "Issuer" or "Company") was incorporated under the laws of the State of Nevada on December 31, 1998. The Company has no subsidiaries and no affiliated companies.

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

The Company intends to raise adequate funds through debt or equity financing to provide adequate working capital for the next 12 months. This will be used to develop Internet business, pay professionals, and advertise in the Yellow Pages and all the major computing magazines. The company is not expecting to make significant purchases of equipment or changes in the number of employees over the next 12 months.

Revenue

The Company did not receive revenues from operations during the two-year period preceding the filing of this Form 10- QSB. The Company has not yet achieved any revenue from operations to date. Since the Company is still in the development stage its expenses were nominal and paid for by the Company's president/director.

Liquidity

The Company will have to raise additional capital in the next twelve months. As of March 31, 2006, the Company had a negative working capital of $9,349. In order to satisfy the liquidity needs of the Company for the following twelve months, the Company will be primarily dependent upon proceeds from the sale of the Company's common stock, the payment of expenses by its majority shareholder, and possible future cash flow from operations. Since the Company is in its development stage and has not entered into any contracts, attracted clientele or otherwise engaged in any activity that would generate revenue at this time, the Company does not currently have the revenue necessary to fund future operations of the Company. If the Company is unable to obtain adequate funds from the sale of its stock in public offerings, private placements, or alternative financing arrangements, it may be necessary to postpone any additional acquisitions and it may impact the Company's ability to obtain Letters of Credit.

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

There were no sales of equity securities during the quarter ended March 31, 2006.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

During the quarter ended March 31, 2006, no matters were submitted to the shareholders of the Company for their vote.

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


Date:    May 15, 2006

Clemmy Technologies Corp.

/s/
------------------------------------
By: Michael Kauffman, President/Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature                             Capacity                Date

/s/                             President/Director        May 15, 2006
--------------------
Michael Kauffman